Form 10-K405
period 1996-05-31
OUTLOOK GROUP CORP
filed 1996-08-29
CIK 867490

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                F O R M  10 - K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended      MAY 31, 1996
                                    -----------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                    to
                                  -------------------    --------------------
                        Commission file number   0-18815

                              OUTLOOK GROUP CORP.
             (Exact name of registrant as specified in its charter)

              WISCONSIN                                   39-1278569
        -----------------------             -----------------------------------
        (State of incorporation)            (I.R.S. Employer Identification No.)

1180 AMERICAN DRIVE, NEENAH, WISCONSIN                             54956
- ---------------------------------------                           --------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (414) 722-2333
                                                    ----------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                            ------
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE
- ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X             No
                       ------             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 22, 1996, 4,649,382 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $4.50 last sale price on that date on The NASDAQ Stock Market) held by non-affiliates (excludes a total of 606,470 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $18.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                              PART OF FORM 10-K INTO WHICH
         DOCUMENT                        PORTIONS OF DOCUMENTS ARE INCORPORATED
         --------                        --------------------------------------

    Annual Report to Shareholders for                Parts I and II
    fiscal year ended May 31, 1996

    Proxy Statement for Annual Meeting of               Part III
    Shareholders on October 10, 1996

                                     PART I

ITEM 1.       BUSINESS.

GENERAL

         Outlook Group Corp. (the "Company") is a graphic services and food products packaging company offering a variety of related services including specialty printing, converting and packaging, food products production, and distribution. Founded in 1977, the Company initially concentrated on bulk mailing, principally for Banta Corporation, and commercial printing projects. Over the years, the Company's business has expanded to include printing related services, particularly converting and packaging, and in fiscal 1993 expanded to include food products production and packaging.

         In 1984, the Company began offering converting services to produce cards for board games. During 1986, the Company first offered packaging services by overwrapping in plastic recipe cards printed by the Company. Such services were subsequently expanded to collectible sports picture cards. Management believes that the Company's historical success was largely attributable to its entry into these more profitable converting and packaging services. These services in turn developed customer demand for higher quality specialty printing, and at the same time reduced the Company's dependence on commercial printing.

         Beginning in fiscal 1993, the Company began taking steps toward diversifying and reducing the Company's significant dependence on the sports and other picture card business. During fiscal 1995, the Company's sports and collectable picture card business was negatively affected by the unexpectedly lengthy duration of the national baseball strike, which reduced the demand for and production of collectable cards. The baseball strike not only reduced demand for baseball cards, but also negatively affected the sports card industry in general. During fiscal 1996, such business was further negatively affected by the continuing weakness of the sports card industry and the decision of Fleer/Skybox Corp. ("Fleer"), a major Company customer, to reduce its use of the Company as a supplier and outsource primarily to another supplier. (See "Customers and Marketing" below.) In fiscal 1996, approximately 11% of the Company's net sales related to sports picture cards, as compared to 27%, 27% and 51% in fiscal 1995, 1994 and 1993, respectively. The Company expects the percentage of its business related to the collectible cards to remain constant, or be somewhat reduced in fiscal 1997 and future years as a result of the above and other factors. (See "Converting and Packaging".)

         In December 1992, the Company purchased certain assets of the Oconomowoc, Wisconsin manufacturing facility of Nestle Beverage Company (with its affiliated companies, "Nestle"). The assets that were purchased formed the nucleus of the Company's wholly-owned subsidiary Outlook Foods, Inc. ("Foods") (f/k/a Outlook Packaging, Inc.) and the Company's food processing segment, which currently produces dry food products, such as malted milk powder, powdered sauces and gravies, and cocoa mix. In 1995, Nestle indicated to the Company that the Company's contract to produce sauces and gravies for Nestle would not be renewed because of Nestle's desire to bring the work in-house beginning in July, 1996, and is likely to affect the food processing segment in fiscal 1997 and future years. (See "Customers and Marketing".)

         In October 1993, the Company acquired certain assets of Sunrise Packaging, Inc. ("Sunrise"), an Oak Creek, Wisconsin based company engaged in manufacturing and printing on flexible packaging materials. These assets were purchased by Outlook Packaging, Inc. ("Packaging"), a wholly-owned subsidiary of the Company formed to effect the acquisition.

         In February 1995, the Company purchased all of the outstanding stock of Barrier Films Corporation ("Barrier"), a Sparks, Nevada based manufacturer of multi-layer packaging films. Barrier complements the Company's flexible packaging and printing operations by producing certain of the flexible packaging materials used in those operations. Barrier's technology adds to the Company's diversification strategy, expanding capabilities and customer service in a new product line. Barrier's operations are included in the "other" class of services within the Company's graphics services segment.

         As a result of its performance during fiscal 1995 and 1996, the Company has considered, and continues to consider, a variety of options for restructuring its business and operations in order to position the Company for strengthened future performance. The Company has divested itself of its publishing operations, as it determined that those operations did not complement its other continuing market lines. In addition, the Company also entered into a letter of intent (which was subsequently terminated) to sell its Outlook Label operations. The Company is continuing to consider strategies for possible divestiture of certain operations to the extent that the Company believes such actions would strengthen its ability to achieve successful operations. In addition, the Company will also consider appropriate acquisitions to strengthen continuing operations. There can be no assurances, however, that the Company will be able to successfully implement such strategies.(*)

         The following table sets forth the approximate amount and percentage of net sales contributed by each segment and principal class of service during the last three fiscal years:

                                                               FISCAL YEAR ENDED MAY 31,
                                           ------------------------------------------------------------------
                                                    1996                     1995                   1994
                                           ---------------------   -----------------------   ----------------
                                                                  (DOLLARS IN THOUSANDS)
Graphic Services Segment
   Specialty Printing . . . . . .          $ 56,055      50%    $ 66,817       55%    $ 52,316       47%
   Converting and Packaging . . .            10,506       9%      19,141       16%      18,018       16%
   Other  . . . . . . . . . . . .            12,744      12%       5,662        5%       3,686        3%
                                           --------     ----    --------     -----    --------     -----
Total Graphic Services Segment  .          $ 79,305      71%     $91,620       76%    $ 74,020       66%
Food Processing Segment . . . . .            32,051      29%      29,122       24%      38,631       34%
                                           --------     ----    --------     -----    --------     -----
       Total  . . . . . . . . . .          $111,356     100%    $120,742      100%    $112,651      100%
                                           ========     ====    ========     =====    ========     =====

See Note I of Notes to Consolidated Financial Statements on page 19 of the Company's Annual Report to Shareholders for the fiscal year ended May 31, 1996 (the "1996 Annual Report"), which is incorporated herein by reference, for a further discussion of the Company's operating segments.

GRAPHIC SERVICES SEGMENT

     SPECIALTY PRINTING

         The Company offers a broad array of specialty printing and related graphic arts services, including pre-press work, sheeting, printing and finishing. The Company provides full-color printing and color enhancement, application of specialized coatings, simultaneous two-sided printing, enhanced drying and computerized control. The Company focuses on specialty printing projects such as picture cards, recipe cards, folding cartons, food coupons and labels, vinyl cards, continuous forms and promotional materials rather than traditional commercial printing of books, magazines and catalogs. The specialty printing operations enhance the Company's ability to cross-sell its other graphic services.

         Outlook Graphics. The Company's pre-press staff prepares projects for printing to customer specifications. These services include preparatory camera plate-making, layout, typesetting and other related services. Although the Company does not generally perform design services, it assists designers in translating a concept into a printed product.

         The Company's presses generally use off-set printing processes and can print on a wide range of media from newsprint and coated paper to heavy cardboard, including paperboard packaging. The Company currently utilizes sheet-fed full-color presses of various sizes, the most sophisticated of which is capable of six-color printing. Certain presses have interchangeable printing plates which allow the Company significant flexibility in meeting customer needs. In 1993, the Company established sheeting capacity, whereby it can cut paper for printing to particular job size requirements, providing an additional service to offer customers.
- ------------
(*) Cautionary statement. See page 10, "Cautionary Statement Regarding Forward
- -Looking Statements.

         Additionally, the Company provides finishing services for printed items (whether or not printed by the Company) such as precision trimming, folding, die-cutting, binding, shrink-wrapping, collating and packaging products for distribution and fulfillment.

         Outlook Label. The Company's Outlook Label Systems, Inc. subsidiary ("Outlook Label") complements the Company's other specialty printing operations by using different technologies and offering manufacturing capabilities not otherwise available from the Company, enhancing the Company's ability to cross-sell services. Outlook Label manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards (such as temporary credit cards and identification cards), continuous forms, cartons, and sweepstakes and specialty game pieces. Outlook Label's narrow web presses generally utilize continuous-feed rolls of paper and flexo- or letter-press processes. Its most sophisticated machinery permits one-pass, ten-color printing and lamination of various substrates using an in-line process.

         Outlook Packaging. Packaging engages in flexographic printing and laminating of flexible packaging films. In these processes, Packaging takes plastic and other flexible packaging materials (which are purchased from others) and prints and/or laminates to customer specifications and slits the material. Customer orders may include some or all of Packaging's services. Packaging specializes in printing packaging materials for the food industry and is expanding in the industrial and consumer packaging markets. Packaging prints and laminates materials for pouches, bags, vacuum packages, packets, security devices and card and food overwraps, and provides them to customers in convenient rolls of film. The establishment of Packaging, including the acquisition of Sunrise assets, was part of the Company's diversification strategy, and was intended to complement the Company's other specialty printing operations by allowing the Company to offer additional technologies, capabilities and customer services, although factors at Outlook Packaging including pricing which has failed to yield sufficient recovery of costs, waste and operating efficiencies have affected its performance.(*)

     CONVERTING AND PACKAGING

         The Company's converting and packaging services grew rapidly through fiscal 1992, primarily due to the substantial increase in business relating to sports picture card converting. Card converting includes cutting, trimming, collating, and wrapping the cards and preparing them for distribution. The Company does not have licenses from the various professional sports leagues or their related players' associations but depends upon its customers (or other appropriate parties) to obtain the necessary licenses for production and distribution of the sports picture cards.

         Due to the project-oriented nature of the Company's business, the maturity of the collectible picture card industry, increased competition, and changes in customer relationships, however, these services declined in fiscal 1994, and further significantly declined in fiscal 1996 (after having leveled in fiscal 1995). During fiscal 1996, approximately 11% of the Company's net sales related to collectible picture cards, as compared to 27%, 27% and 51% in fiscal 1995, 1994 and 1993, respectively. (The percentages include services in both the specialty printing and packaging lines of services.) Collectible picture card services contributed significantly to the Company's earnings in fiscal 1993 and prior years, and the reduction in these services was a factor in reduced earnings in fiscal 1994 and 1995, and losses in fiscal 1996. The market for these items depends upon consumer tastes and preferences, which change frequently. The Company's collectible picture card services also depend upon customers maintaining required licenses and continuing to use outside vendors.
A decrease in demand for sports picture cards (which occurred, for example, as a result of the lengthy baseball strike in fiscal 1995), a change in a customer's licensing or production arrangements (for example, Fleer's decision to outsource primarily to another supplier) or other events causing a further decline in the Company's collectible picture card production could have a material adverse effect on the Company's sales volume and profitability, as occurred in fiscal 1996, 1995 and 1994. The Company expects the percentage of its business related to the collectible cards to remain constant, or be somewhat reduced, in fiscal 1997 and future years as a result of the above and other factors.(*)

         Card converting expertise evolved from the Company's work on cards used in board games. In addition to collectible picture cards, the Company converts game cards, recipe cards, children's picture cards and educational flashcards. The Company maintains specialized equipment for cutting, trimming, sorting, collating and packaging cards, some of which it has designed or modified to accommodate customer needs.

         The Company also has developed paperboard packaging capabilities to serve its customers' needs and enhance the Company's one-stop marketing approach. Paperboard packaging consists of utilizing paperboard stock to print and convert folding cartons, blister cards, pocket folders and other point of purchase materials. (Certain of these operations are considered by the Company to be "specialty printing" and are included in that line of business.)

         The Company packages numerous other types of items. Examples have included wrapping toys and other promotional items for insertion in cereal boxes, overwrapping multiple packages for sale as a single unit, and packaging fabric softener sheets for laundry room vending machines. Custom designed feeding and in-line overwrapping systems increase the efficiency of its packaging operations. The Company also maintains an environmentally controlled work area to perform food contact packaging and to provide other packaging services for which cleanliness and specific quality standards are required.

     OTHER

         The Company's other services include direct mailing, fulfillment and films manufacturing. Direct mailing involves inserting, literature overwrapping, labeling, sorting and shipping printed items for bulk mailing. The Company's zip code sorting allows it to minimize customer postal charges by, in many instances, delivering items by common carrier to a post office near the destination. Direct mailings in fiscal 1996 included catalogs, coupon packages, federal income tax forms and promotional materials.

         The fulfillment services provided by the Company consist of storing and distributing items upon customer order. In many cases, fulfillment items include materials such as forms and booklets that are printed by the Company, often under standing orders from its customers to replenish supplies. Custom designed data systems produce reports to assist the Company's customers in managing their fulfillment programs. In fiscal 1996, the Company opened a new fulfillment center to better handle these operations.

         Through Barrier, the Company manufactures flexible plastic film used for food, medical and electronics packaging. The Company manufactures its products through a process called coextruded blown film. Films are produced for the Company's use in other operations, and for outside customers. Barrier specializes in barrier packaging which optimizes the shelf life and integrity of the packaged product. Barrier uses a wide selection of polymers. Through proper polymer selection, it can offer its customers products to optimize storage and transport of the goods. Barrier also can offer products that maximize seal strength and integrity and gives the product optimal strength and optical characteristics for the application. Through its three and five layer capability and large size equipment, Barrier is able to tailor the product to the customers' exact needs. Each layer of the process offers a unique function to the products. The functions typically are barrier properties, seals and optical qualities.

         The introduction of new products such as Barrier's extruded packaging films is subject to various risks, including the risk of market acceptance, production difficulties and delays, pricing pressure, cost overruns, unforeseen or under-estimated competition or other similar factors. These and other factors can affect the ultimate success and profitability of such products. In addition, the Company uses complex and specialized equipment in the manufacture of extruded films. Barrier has had start-up difficulties in areas and certain lines of various equipment, and such difficulties have affected past operations and may continue to affect future operations.(*)

         Publishing services were added in March 1994 with the acquisition of assets of Willow Creek Press, which published and marketed nature and outdoors-oriented books. Subsequently, Musky Hunter and Walleye magazines also were acquired. However, the Company's publishing operations were sold in July 1995, as the Company determined that they were not consistent with its long-term direction.

FOOD PROCESSING SEGMENT

         Since December 30, 1992, the Company has conducted (through its Foods subsidiary) a portion of its business in the food processing segment, formed as a result of the acquisition of assets from Nestle. This line of business currently consists of dry-blended food processing and packaging. In this segment, Foods mixes and blends various raw materials in accordance with customers' formulas. The resulting products (generally dry mixes or powders) are then packaged according to customer specifications. The Company has begun to produce products to its own specifications and engage in the consumer marketing of these products.

         Food products produced and packaged by Foods include malted milk powder and cocoa mix, and previously included powdered sauce and gravy mixes. Foods entered into two agreements to produce and package certain Nestle products (specified sauces and gravy mixes and malted milk powder) over the two to five years from December 1992; see "Customers and Marketing" below regarding the termination of the agreements relating to sauces and gravies which are likely to adversely affect fiscal 1997 and future operations. Sales to Nestle, including sales in addition to those covered by the production agreements, represented approximately 94% of this segment's net sales in fiscal 1996, as compared to 90% and 96% in fiscal 1995 and 1994, respectively.(*)

         The Company has recently introduced several new proprietary food products. In late 1995, the Company introduced "Fresh Aroma" bread mix and in fiscal 1996 introduced Outlook Hot Cocoa mix. (These products have not yet represented a material portion of the segment's sales.) Introduction of new products such as these is subject to various risks, including the risk of market acceptance, production difficulties and delays, pricing pressures, cost overruns, unforeseen or under-estimated competition or other similar factors. These and other factors can affect the ultimate success and profitability of such products.(*)

CUSTOMERS AND MARKETING

         During fiscal 1996, the Company's services were sold to over 1,000 customers, although five customers accounted for approximately 51% of the Company's net sales (as compared to the five largest customers accounting for approximately 54% of fiscal 1995 net sales and 59% of fiscal 1994 net sales). Due to the project-oriented nature of the Company's business, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects, and the identity of those customers may change.

         During fiscal 1996, sales (primarily in the food processing segment) to Nestle accounted for 26% of the Company's total net sales for the period. Sales to Nestle were 22%, 33% and 13% of the Company's total net sales in fiscal 1995, 1994 and 1993. During fiscal 1996, sales (all in the graphic services segment) to Fleer accounted for approximately 7% of the Company's total net sales for the period; sales to Fleer were 15%, 15% and 25% of the Company's total net sales in fiscal 1995, 1994 and 1993, respectively.

         In connection with the Company's December 1992 acquisition of certain Nestle assets, Foods and Nestle entered into operational agreements including
(1) a five-year agreement under which Foods packages malted milk products for Nestle; and (2) a two-year agreement by which Foods packaged certain sauces and gravies for Nestle. In fiscal 1994, the sauces and gravies agreement was extended for an additional year. The agreements do not preclude Foods or the Company from producing or packaging similar products for other customers, and Foods is producing and packaging for other customers in the food service industry. The Company's contract to blend sauces and gravies for Nestle expired at the end of calendar 1995, and was not renewed because of Nestle's desire to bring the work in-house (beginning in July 1996) to utilize its excess capacity. That contract represented approximately 61% and 65% of the Company's sales to Nestle in fiscal 1996 and 1995, respectively. While Nestle has indicated to the Company that at least some of such work may be replaced with additional Nestle non-contract projects, there can be no assurances.(*)

         The Company has also performed services for Nestle beyond those covered by the operational agreements. In fiscal 1996, approximately 17% of the sales to Nestle were outside of these agreements, as compared to 7% in fiscal 1995 and 28% in fiscal 1994.

         During fiscal 1995, Fleer indicated to the Company that Fleer had determined to utilize its internal capacity when possible rather than outsourcing projects, principally as a result of the overall reduction in demand for sports picture cards. Later, in fiscal 1996, Fleer determined that it would not, in fact, utilize its internal capacity, but would enter into an agreement with a preferred outside contractor. Fleer ultimately determined to select a company other than the Company as the preferred outside vendor. The decision reduced the Company's sales to Fleer in fiscal 1996, and that reduction is expected to continue to affect future operations. The
Company has continued to produce projects for Fleer on a limited basis.(*)

         The Company expects that it will continue to experience significant sales concentration given the relatively large size of projects undertaken for certain customers. Furthermore, the Company's largest customers may vary from year to year depending on the number and size of the projects completed for such customers. The loss of business of one or more principal customers or a change in the number or character of projects for particular customers could have a material adverse effect on the Company's sales volume and profitability.(*)

         Other than the Nestle agreements described above, customers generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. In past years, the Company rarely experienced cancellations of purchase orders, although it recently has increasingly experienced such delays and cancellations. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to significant period to period changes. Because of the project-oriented nature of the Company's business, the short-term character of a substantial portion of its projects and the nature of the orders for the Company's services, the Company does not believe that backlog is material or meaningful to its business.(*)

         The Company markets its services nationally through certain of its executive officers, 53 sales and service employees and a total of 20 manufacturer's representatives and other outside consultants. The Company generally does not enter into employment contracts with its officers and employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

         In the graphic services segment, raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. In the food processing segment, raw materials include cheese solids, milk, sugar, barley, flour and starch. The cost of raw materials represented approximately 54% of the Company's cost of goods sold during fiscal 1996 and in fiscal 1995. The Company has not experienced difficulties in obtaining materials for the graphic services segment in the past and does not consider itself dependent on any particular supplier for raw materials, or for the Company's equipment needs. The Company has not experienced difficulties in obtaining materials for the food processing segment since its inception.

COMPETITION

         The market for the services provided by the Company is highly competitive, primarily on the basis of price, quality, production capability, capacity for prompt delivery and continuing relationships.(*)

         The Company's principal competitors, and the scope of the areas in which the Company competes, vary based upon the services offered. With respect to specialty printing services, its competitors are numerous and range in size from very large multi-national companies with substantially greater resources than the Company to many smaller local companies. Numerous competitors also exist for other services. While there are fewer competitors offering converting and packaging services, competition is very strong, particularly relating to collectible picture cards. Numerous competitors also perform services in the food processing segment. The Company believes that relatively few competitors offer the wide range of services provided by the Company. Because of the substantial capital requirements for graphic services equipment, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" in the 1996 Annual Report, which is incorporated herein by reference, for a discussion of the Company's current capital needs for equipment. The Company does not believe foreign competition is significant at this time.(*)

ENVIRONMENTAL MATTERS

         The Company and the industry in which it operates are subject to environmental laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and competitive position of the Company in the future. The Company's past expenditures relating to environmental compliance have not had a material effect on the Company. Further growth in the Company's production capacity with a resultant increase in discharges and emissions could require significant capital expenditures for environmental control facilities in the future.(*)

EMPLOYEES

         At July 31, 1996, the Company had 922 employees, substantially all of whom were employed on a full-time basis. The Company contracts for and/or hires temporary and intermittent employees to increase the number of personnel in certain operations as project commitments require; approximately 60 of the employees at July 31, 1996 were intermittent. Approximately 100 production and maintenance employees of Foods are covered by two union contracts. The Company considers its relationship with its employees to be good. In January 1994, employees of Outlook Graphics and Outlook Label voted against union representation. To date, the Company has not experienced difficulty in hiring employees at required skill levels. Wages and employee benefits represented approximately 22% of the Company's cost of goods sold during fiscal 1996 as compared to 23% in fiscal 1995.

ITEM 2.  PROPERTIES.

         The Company's offices and main production and distribution facilities are located in the Town of Menasha, Wisconsin in a facility owned by the Company. The 345,000 square foot facility (of which approximately 25,000 square feet are used for offices) was built in stages from 1980 to 1992. The Company also owns approximately five acres of land adjacent to this facility to provide for future expansion.

         The Company owns an 83,000 square foot facility in Neenah, Wisconsin in which Outlook Label's office and production facilities are located; this facility includes a 63,000 square foot addition completed in December 1990. This addition provides capacity for future expansion of Outlook Label as well as for other operations of the Company.

         The Company owns a 164,000 square foot facility in Oconomowoc, Wisconsin in which Foods' office and production facilities are located. The several adjacent buildings constituting this facility were built from approximately 1916 to 1918, with additions constructed in 1963 and 1981. These buildings were purchased from Nestle in 1992.

         The Company owns an 81,000 square foot facility in Oak Creek, Wisconsin in which Packaging's office and production facilities are located, and an additional 38,000 square foot facility in Wichita, Kansas in which additional Packaging production facilities are located. These buildings were constructed in 1990 and 1970, respectively, and were purchased from Sunrise and its affiliates in 1993.

         The Company leases an approximately 166,000 square foot facility in Neenah, Wisconsin which is currently used for certain mailing operations and warehouse space. The lease for this facility expires on March

30, 2002. The Company must provide six months notice of its intention to vacate or the lease shall continue on a year-to-year basis.

         The Company also leases an approximately 37,500 square foot facility in Neenah, Wisconsin for its sheeting operations and other warehouse space. The Company occupied the facility in 1993. The lease is for a ten year term, with one five year option to renew.

         The Company, through Barrier, also leases approximately 23,000 square feet of manufacturing and office space in Sparks, Nevada for Barrier's operations. The as renewed lease expires in 1999.

         In July 1995, the Company occupied a newly-constructed 150,000 square foot facility in Oshkosh, Wisconsin for fulfillment and distribution services. This Company-owned facility is designed specifically for the Company's fulfillment operations, and includes facilities distribution of items ordered by third parties, replenishing standing orders, warehousing customer materials and direct customer fulfillment of "800-number" orders including credit card and check processing.

         In addition to land and buildings, the Company maintains significant equipment to perform its various graphic services. The equipment includes presses, machinery dedicated to converting and packaging, and other machinery described above in Item 1. Certain of the equipment is leased by the Company; see Note H of Notes to Consolidated Financial Statements in the 1996 Annual Report, which is incorporated herein by reference, for a description of equipment lease transactions.

         The Company uses complex and specialized equipment in the provision of its services, and the manufacture of its products. Therefore, the Company is dependent upon the functioning of such machinery and equipment, and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs relating to the equipment, which may delay the utilization, maintenance requirements, and technological or mechanical obsolescence. The Company has had start-up difficulties in certain lines of equipment, and such difficulties have affected past operations, and may affect future operations.
Because of the substantial capital requirements for graphic services equipment in particular, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.(*)

         The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently utilized by it is sufficient for its currently anticipated needs but that expansion of the Company's business or offering new services could require the Company to obtain additional equipment or facilities.

         Substantially all of the Company's assets are pledged as collateral under certain financing agreements. See Note D of Notes to Consolidated Financial Statements in the 1996 Annual Report, which is incorporated herein by reference, for a description of financing secured by mortgages on the properties and equipment owned by the Company and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS.

         In the opinion of management, the Company is not a party to any legal proceedings other than routine litigation which is not material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.


          NAME                        AGE                 POSITION(S)
          ----                        ---                 -----------
David L. Erdmann   . . . . . . .       53         Chairman of the Board and President; Director

Jeffry H. Collier  . . . . . . .       43         Executive Vice President; President of Graphics Group; Director

Larry E. Driscoll  . . . . . . .       48         Vice President of Finance and Chief Financial Officer

Joseph J. Baksha   . . . . . . .       43         Vice President; President of Packaging Group

Charles E. Thompson  . . . . . .       52         Vice President


- -----------------------

         David L. Erdmann has served as President of the Company since its inception in 1977, and as Chairman of the Board since 1990.

         Jeffry H. Collier has served as Executive Vice President of the Company since 1994, President of the Company's Graphics Group since 1996 and a Vice President of the Company since 1990. Previously, Mr. Collier was employed by the Company as its plant manager and General Manager of Outlook Label. (The Company's Graphics Group consists of the printing, converting, packaging, mailing and distribution operations of Outlook Graphics, a division of Outlook Group Corp., but does not include operations of the Packaging and Label subsidiaries.)

         Larry E. Driscoll has served as Vice President-Finance and Chief Financial Officer of the Company since September 1995. Previously, Mr. Driscoll was employed by Association Mutual Insurance Company as Vice President and Chief Financial Officer from 1990 to 1995.

         Joseph J. Baksha has served as a Vice President of the Company and President of the Company's Packaging Group since June 1996. Previously, Mr. Baksha served as Executive Vice President and Chief Operating Officer of Washburn International -- (a manufacturer and distributor of musical instruments) from 1994 to 1996, and previously as Executive Vice President and Chief Operating Officer of Alusuisse Flexible Packaging ( a flexible packaging company). The Company's Packaging Group consists of Outlook Packaging, Outlook Label and Barrier.

         Charles E. Thompson has served as Vice President of the Company since June 1996. Previously, he served as President of Outlook Packaging, Inc. from 1994 to 1996, as Special Projects Coordinator of the
Company from 1993 to 1994, and as the Company's Executive Vice President prior thereto.

         The Company is highly dependent on the services of its President, David L. Erdmann. Although the Company has an employment agreement with Mr. Erdmann, the loss of Mr. Erdmann's services could have a material adverse effect on the Company's business and operations. The Company's success also depends upon its ability to attract and retain other qualified management and technical personnel.(*)

                                 *  *  *  *  *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements (particularly those referring to expectations as to future business and/or operations, or using terms such as "believe", "anticipate" or "expect") that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors which are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those in the paragraphs indicated with an "(*)" in Items 1, 2 and 4 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of Operations--Fiscal 1996 Compared to Fiscal 1995") incorporated by reference in
Item 7 hereof.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this item is incorporated by reference to "Market Prices and Dividends" on page 8 of the 1996 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

         Incorporated by reference to "Selected Financial Information" on page 8 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Incorporated by reference to "Management's Discussion and Analysis" on pages 9 through 12 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements (including the notes thereto and the accountants' report thereon) required by this item are set forth on pages 13 through 20 of the 1996 Annual Report, and are incorporated herein by reference. See also "Index to Financial Statements and Financial Statement Schedules" on page 12 herein. Supplementary data is not required to be presented, as the Company does not meet the criteria for mandatory filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on October 10, 1996 ("1996 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.         EXECUTIVE COMPENSATION.

         Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 1996 Annual Meeting Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Annual Meeting Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this item is incorporated by reference to "Certain Transactions" in the 1996 Annual Meeting Proxy Statement.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

         (a)     DOCUMENTS FILED:

                 1 and 2. Financial Statements and Financial Statement Schedules. See the following "Index to Financial Statements and Financial Statement Schedules," which is incorporated herein by reference.

                       3. Exhibits. See Exhibit Index included as last part of this report, which is incorporated herein by reference.

         (b)     REPORTS ON FORM 8-K:

                 No reports on Form 8-K were filed during the last quarter of the period covered by this report.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of the Company and subsidiaries, appearing on pages 13 through 20 of the 1996 Annual Report, are incorporated in this Form 10-K Annual Report by reference:



                                                                                                     PAGE NUMBER IN 1996
                                                                                                        ANNUAL REPORT
                                                                                                     -------------------
            Consolidated Balance Sheets as of May 31, 1996 and 1995  . . . . . . . . . . .                  13

            Consolidated Statements of Operations for the years ended May 31, 1996, 1995
               and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  14

            Consolidated Statements of Shareholders' Equity for the years ended
               May 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .                   14

            Consolidated Statements of Cash Flows for the years ended May 31, 1996,
               1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   15

            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .                    16

            Report of Independent Certified Public Accountants . . . . . . . . . . . . .                    20



         The following financial statement schedule of the Company, and the accountants' report thereon, appear on the indicated pages in this Form 10-K Annual Report:



                                                                                                  PAGE NUMBER IN 10-K
                                                                                                  -------------------
         Report of Independent Certified Public Accountants on Financial Statement
            Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  F-1

         Schedule II -- Valuation and Qualifying Accounts . . . . . . . . . . . . . . .                   F-2


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Outlook Group Corp. and Subsidiaries

Our report on the consolidated financial statements of Outlook Group Corp. and Subsidiaries has been incorporated by reference in the Form 10-K from page 20 of the 1996 Annual Report to Shareholders of Outlook Group Corp. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index of page 12 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                        COOPERS & LYBRAND L.L.P.



Milwaukee, Wisconsin
July 12, 1996

OUTLOOK GROUP CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)



                                                                   Additions
                                                Balance,           charged to
                                              Beginning of         costs and                           Balance,
Year Ended May 31, 1996                          Year              expenses       Deductions          End of Year
- -----------------------                       ------------         --------       ----------          -----------
Allowance for doubtful accounts                 $   725            $    3,030       $   2,859           $    896

Accumulated amortization of goodwill                210                    55           -                    265

Accumulated amortization of deferred
     financing costs                                428                   141           -                    569

Year Ended May 31, 1995
Allowance for doubtful accounts                     676                 2,491           2,442                725

Accumulated amortization of goodwill                161                    49           -                    210

Accumulated amortization of deferred
     financing costs                                311                   117           -                    428

Year Ended May 31, 1994
Allowance for doubtful accounts                     516                   387             227                676

Accumulated amortization of goodwill                122                    39           -                    161

Accumulated amortization of deferred
     financing costs                                244                    67           -                    311

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


OUTLOOK GROUP CORP.


By   /s/ David L. Erdmann                                       August 29, 1996
  ---------------------------------------
     David L. Erdmann, President


                          -------------------------

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Erdmann, Jeffry H. Collier and Larry E. Driscoll, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                          -------------------------

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF AUGUST 29, 1996.

                SIGNATURE AND TITLE                                         SIGNATURE AND TITLE
                -------------------                                         -------------------
               /s/ David L. Erdmann                                       /s/ Richard C. Fischer
- ---------------------------------------------------         ---------------------------------------------------
         David L. Erdmann, Chairman, President                         Richard C. Fischer, Director
      and Director (principal executive officer)

               /s/ Larry E. Driscoll                                       /s/ Roger G. Hathaway
- ---------------------------------------------------         ---------------------------------------------------
     Larry E. Driscoll, Vice President of Finance                      Roger G. Hathaway, Director
              and Chief Financial Officer
          (and principal accounting officer)

               /s/ Wayne G. Beattie                                      /s/ Pat Richter, Director
- ---------------------------------------------------         ---------------------------------------------------
            Wayne G. Beattie, Director                                     Pat Richter, Director

               /s/ Harold J. Bergman                                     /s/ Charles E. Thompson
- ---------------------------------------------------         ---------------------------------------------------
            Harold J. Bergman, Director                                Charles E. Thompson, Director

               /s/ Jeffry H. Collier                                       /s/ A. John Wiley Jr.
- ---------------------------------------------------         ---------------------------------------------------
            Jeffry H. Collier, Director                                A. John Wiley, Jr., Director

                /s/ James L. Dillon
- ---------------------------------------------------
             James L. Dillon, Director

                              OUTLOOK GROUP CORP.
                                (THE "COMPANY")


                                 EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 1996

                                                                   INCORPORATED HEREIN                FILED
EXHIBIT NO.                     EXHIBIT                              BY REFERENCE TO                  HEREWITH
- -----------                     -------                            -------------------                --------
3(i)             Restated Articles of Incorporation of the        Exhibit 3(i) to the
                 Company (effective August 3, 1990), as           Company's Annual Report
                 amended through November 1, 1994                 on Form 10-K for the
                                                                  fiscal year ended May 31,
                                                                  1995 ("1995 10-K")

3(ii)            Bylaws of the Company (as amended and            Exhibit 3.2 to the
                 restated July 5, 1990)                           Company's Registration
                                                                  Statement on Form S-1
                                                                  (No. 33-36641), as
                                                                  amended by Amendment No.
                                                                  1 thereto ("S-1")

4.1              Articles III, IV and VI of the Restated          Contained in Exhibit 3.1
                 Articles of Incorporation of the Company         hereto

4.2(a)           Note Purchase Agreement dated June 16,           Exhibit 4.1 to the
                 1994 among the Company, Firstar Bank and         Company's Current Report
                 State of Wisconsin Investment Board*             on Form 8-K dated June
                                                                  16, 1994 ("6/16/94 8-K")

4.2(b)           Waiver and Amendment dated April 26, 1996                                            X
                 but effective as of February 28, 1996
                 relating thereto

4.3(a)           Amended and Restated Credit Agreement            Exhibit 4.2 to 6/16/94
                 dated June 16, 1994 among the Company,           8-K
                 Firstar Bank and M&I Bank Fox Valley*

4.3(b)           Waiver and Amendment dated August 1, 1995        Exhibit 4.3(b) to 1995
                 relating thereto                                 10-K

4.3(c)           Waiver and Amendment dated April 26, 1996                                            X
                 but effective as of February 28, 1996
                 relating thereto.

                                                                      INCORPORATED HEREIN           FILED
EXHIBIT NO.                        EXHIBIT                              BY REFERENCE TO           HEREWITH
- -----------                        -------                            -------------------         --------
4.4(a)           Reimbursement Agreement dated August 1,          Exhibit 4.4(a) to the
                 1994 between Outlook Packaging, Inc.             Company's Annual Report
                 ("Packaging") and Firstar Bank, relating         on Form 10-K for the
                 to $4,000,000 City of Oak Creek Industrial       fiscal year ended May 31,
                 Revenue Bonds*                                   1994 ("1994 10 K")

4.4(b)           Related Corporate Guarantee Agreement            Exhibit 4.4(b) to the
                 dated August 1, 1994 by the Company*             1994 10-K

4.5              Loan Agreement dated as of September 1,          Exhibit 4.6 to S-1
                 1990 by and between City of Neenah,
                 Wisconsin and Olympic Label Systems, Inc.
                 (n/k/a Outlook Label Systems, Inc.)
                 ("Outlook Label"), relating to $4,000,000
                 Industrial Development Revenue Bonds

4.6              Loan Agreement dated as of June 1, 1989 by       Exhibit 4.4 to S-1
                 and between Town of Menasha, Wisconsin and
                 the Company, as assigned to Valley Trust
                 Company, relating to $835,000 Series A
                 Industrial Development Revenue Bonds

10.1             1990 Stock Option Plan**                         Exhibit 10.1 to S-1

10.2             Management Incentive Plan (current for           Exhibit 10.2(a) to 1994
                 fiscal 1996 and 1995)**                          10-K

10.3             Employment Agreement dated June 1, 1994          Exhibit 10.4 to 1994 10-K
                 between David L. Erdmann and the Company**

10.4(a)          Lease Agreement dated November 7, 1990           Exhibit 10.10(b) to S-1
                 between the Company and a joint venture
                 relating to the lease of City of Neenah
                 property*

10.4(b)          Lease Amendment #1 thereto dated March 31,       Exhibit 10.7(b)(ii) to
                 1992                                             the Company's Annual
                                                                  Report on Form 10-K for
                                                                  the fiscal year ended May
                                                                  31, 1992 ("1992 10-K")

                                                                      INCORPORATED HEREIN           FILED
EXHIBIT NO.                        EXHIBIT                              BY REFERENCE TO           HEREWITH
- -----------                        -------                            -------------------         --------
10.5             401(k) Savings Plan (as amended and              Exhibit 10.11 to S-1
                 restated effective as of January 1, 1989)
                 including the Defined Contribution
                 Regional Prototype Plan and Trust Document
                 and the Adoption Agreement thereto**

10.6             Equipment Lease dated August 27, 1990 by         Exhibit 10.12 to S-1
                 and between Valley Bank and the Company*

10.7             Equipment Lease dated December 21, 1989 by       Exhibit 10.13 to S-1
                 and between First Wisconsin Leasing
                 Services and the Company*

10.8(a)          Master Lease Purchase Agreement and              Exhibit 10.14 to S-1
                 Amendment No. 1 thereto, all dated March
                 20, 1991 by and between Metlife Capital
                 Corporation and the Company

10.8(b)          Lease Purchase Addendum No. 2 dated March        Exhibit 19.1(a) to the
                 26, 1993, and related Cross                      Company's Quarterly
                 Collateralization Agreement                      Report on Form 10-Q for
                                                                  the Quarter Ended
                                                                  February 28, 1993

10.9             Contract Manufacturing Agreement dated           Exhibit 10.1 to the
                 December 30, 1992, by and between Nestle         Company's Current Report
                 Beverage Company ("NBC") and Outlook             on Form 8-K dated
                 Foods, Inc. ("Foods") (f/k/a Oconomowoc          December 30, 1992
                 Packaging, Inc.)*                                ("12/30/92 8-K")

10.10            Contract Manufacturing Agreement dated           Exhibit 10.2 to 12/30/92
                 December 30, 1992, by and between Foods          8-K
                 and Nestle Brands Foodservice Company
                 division of Nestle Foods, Inc.*  [expired]

10.11            Equipment Lease dated December 30, 1992          Exhibit 10.3 to 12/30/92
                 between NBC and Foods                            8-K

10.12            Assignment and Assumption dated as of            Exhibit 10.3 to the
                 October 15, 1993 among Packaging, Sunrise        Company's Current Report
                 and Fleet Credit Corporation, and related        on Form 8-K dated
                 Company guaranty                                 October 18, 1993

                                                                      INCORPORATED HEREIN           FILED
EXHIBIT NO.                        EXHIBIT                              BY REFERENCE TO           HEREWITH
- -----------                        -------                            -------------------         --------
10.13            Master Lease Agreement dated December 13,        Exhibit 10 to the
                 1993 between the Company and Firstar             Company's Quarterly
                 Leasing Services Corporation and related         Report on Form 10-Q for
                 lease schedule                                   the quarter ended
                                                                  November 30, 1993

10.14            Stock Purchase Agreement by and among the        Exhibit 2 to the
                 Company, Barrier Films Corporation and all       Company's Quarterly
                 of the shareholders of Barrier Films             Report on Form 10-Q for
                 Corporation dated as of February 10, 1995*       the quarter ended
                                                                  February 28, 1995

10.15(a)         Purchase and Sale Agreement dated as of          Exhibit 10.15 to 1995
                 July 14, 1995 between the Company and            10-K
                 Willow Creek Press, LLC ("Willow Creek")*

     (b)         Replacement Promissory Note of Willow Creek                                          X
                 dated May 31, 1996

13.1             Annual Report to Shareholders for the                                                X
                 fiscal year ended May 31, 1996

21.1             List of subsidiaries of the Company                                                  X

23.1             Consent of Coopers & Lybrand L.L.P.                                                  X

24.1             Powers of Attorney                                                             Signature Page
                                                                                                to this Report

27.1             Financial Data Schedule
- ------------------

* Excluding exhibits and/or schedules which are identified in the document. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

**       Designates compensatory plans and agreements for executive officers.