Form 10-Q
period 1996-08-30
OUTLOOK GROUP CORP
filed 1996-10-15
CIK 867490

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended August 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to ____________

          Commission File Number 0-18815

                               OUTLOOK GROUP CORP.
             (Exact name of registrant as specified in its charter)

            Wisconsin                                       39-1278569
  -------------------------------                    ------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                             1180 American Drive
                          Neenah, Wisconsin  54956
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                               (414) 722-2333
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   4,649,382 shares of common stock, $.01 par value, were outstanding at September 30, 1996.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                                     INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                          1

PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                     1

            Condensed Consolidated Balance Sheets                                  2
              As of August 30, 1996 and May 31, 1996 (Unaudited)

            Condensed Consolidated Statements of Operations                        3
              For the quarter ended
              August 30, 1996 and August 31, 1995 (Unaudited)

            Condensed Consolidated Statements of Cash Flows                        4
              For the quarter ended August 30, 1996 and
              August 31, 1995 (Unaudited)

            Notes to Condensed Consolidated Financial Statements                   5
              (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                            6


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                         12


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


         The discussions in this report on Form 10-Q contain various forward-looking statements (particularly those referring to expectations as to future business, operations and/or financing, or using terms such as "believe", "anticipate" or "expect") that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors which are noted in connection with the statements or in Management's Discussion and Analysis of Financial Condition and Results of Operations (particularly in the section entitled "Additional Cautionary Statements"), and other factors.



                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

The condensed consolidated financial statements included herein have been included by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This information is unaudited but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of Company management, are necessary for a fair presentation of the Company's financial position and results of operations for such periods.

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF AUGUST 30, 1996 AND MAY 31, 1996
                                  (UNAUDITED)
               (in thousands, except share and per share amounts)

                                                           AUGUST 30,      MAY 31,
ASSETS                                                       1996           1996
------                                                    ----------      ---------
CURRENT ASSETS:
    Cash . . . . . . . . . . . . . . . . . . . . . . .    $      53       $     298
    Accounts receivable, less allowance
      of $994 and $896 respectively  . . . . . . . . .       15,450          14,785
    Inventories  . . . . . . . . . . . . . . . . . . .       13,424          12,127
    Deferred income taxes  . . . . . . . . . . . . . .        1,181           1,181
    Prepaid expenses and other . . . . . . . . . . . .        1,929           1,935
    Income taxes refundable  . . . . . . . . . . . . .        1,704           1,964
                                                          ---------       ---------
         Total current assets  . . . . . . . . . . . .       33,741          32,290
PROPERTY, PLANT AND EQUIPMENT:
    Land   . . . . . . . . . . . . . . . . . . . . . .        1,051           1,051
    Buildings  . . . . . . . . . . . . . . . . . . . .       15,212          15,196
    Machinery and equipment  . . . . . . . . . . . . .       46,632          46,191
    Machinery and equipment deposits . . . . . . . . .          638             227
                                                          ---------       ---------
                                                             63,533          62,665
      Less accumulated depreciation  . . . . . . . . .       20,737          19,882
                                                          ---------       ---------
                                                             42,796          42,783
                                                          ---------       ---------
OTHER  . . . . . . . . . . . . . . . . . . . . . . . .        2,910           2,780
                                                          ---------       ---------
         Total assets  . . . . . . . . . . . . . . . .    $  79,447       $  77,853
                                                          =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Current portion of long-term debt  . . . . . . . .    $   1,898       $   1,532
    Accounts payable . . . . . . . . . . . . . . . . .        4,999           4,147
    Accrued liabilities:
      Salaries and wages . . . . . . . . . . . . . . .        1,771           1,737
      Other  . . . . . . . . . . . . . . . . . . . . .        1,283           1,174
                                                          ---------       ---------
         Total current liabilities . . . . . . . . . .        9,951           8,590
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .       31,530          30,859
DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . .        3,463           3,463

SHAREHOLDERS' EQUITY:
    Cumulative Preferred Stock, $.01 par value,
      1,000,000 shares authorized, none issued                   --              --
    Common Stock, $.01 par value,
      15,000,000 shares authorized,
      5,099,382 shares issued  . . . . . . . . . . . .           51              51
    Additional paid-in capital . . . . . . . . . . . .       18,415          18,415
    Retained earnings  . . . . . . . . . . . . . . . .       20,486          20,924
                                                          ---------       ---------
                                                             38,952          39,390

    Less 450,000 of treasury stock, at cost  . . . . .        4,449           4,449
                                                          ---------       ---------
      Total shareholders' equity . . . . . . . . . . .       34,503          34,941
                                                          ---------       ---------
      Total liabilities and shareholders' equity . . .    $  79,447       $  77,853
                                                          =========       =========



(see accompanying notes)            - 2 -

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (in thousands, except share and per share amounts)



                                                                   Quarter Ended
                                                            August 30        August 31
                                                              1996             1995
                                                           ----------       -----------
 Net sales  . . . . . . . . . . . . . . . . . . . . . .    $   22,449       $   26,655

 Cost of goods sold . . . . . . . . . . . . . . . . . .        19,732           23,938
                                                           ----------       ----------
         Gross profit . . . . . . . . . . . . . . . . .         2,717            2,717

 Selling, general and administrative expenses . . . . .         2,864            3,146
                                                           ----------       ----------
         Operating profit (loss)                                 (147)            (429)
                                                           ----------       ----------
 Other income (expense):
  Interest expense. . . . . . . . . . . . . . . . . . .          (650)            (627)

  Interest and other income . . . . . . . . . . . . . .           160              870
                                                           ----------       ----------
  Total other income (expense)  . . . . . . . . . . . .          (490)             243

                                                           ----------       ----------
 Earnings (loss) before income taxes  . . . . . . . . .          (637)            (186)

Provision for income taxes  (benefits)  . . . . . . . .          (200)             (72)
                                                           ----------       ----------
Net earnings  (loss)  . . . . . . . . . . . . . . . . .    $     (437)      $     (114)
                                                           ==========       ==========
Net earnings (loss) per common share  . . . . . . . . .    $     (.09)      $     (.02)
                                                           ==========       ==========
Weighted average number of common shares outstanding. .     4,649,382        4,699,382
                                                           ==========       ==========





(see accompanying notes)

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
               ------------------------------------------------
                                (in thousands)



                                                                  Quarter Ended
                                                            August 30,       August 31,
                                                              1996             1995
                                                          -----------       -----------
 Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .      $  (437)        $   (114)
  Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . .        1,433            1,332
    Gain on sale of operating unit  . . . . . . . . .            -             (334)
    Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . .         (665)            (449)
      Inventories . . . . . . . . . . . . . . . . . .       (1,297)          (1,078)
      Prepaid expenses and other current assets . . .            6             (292)
      Accounts payable  . . . . . . . . . . . . . . .          852           (1,497)
      Accrued liabilities . . . . . . . . . . . . . .          143             (163)
      Income taxes  . . . . . . . . . . . . . . . . .          260               83
                                                         ---------       ----------
      Net cash provided by (used in) operating
            activities . . . . . . . . . . . . . . . . .       295           (2,512)

Cash flows from investing activities:
  Acquisition of property, plant and equipment  . . .       (1,640)          (1.972)
  Increase in equipment acquisition trust funds . . .            -               (6)
  Proceeds from sale of operating unit  . . . . . . .            -              100
  Proceeds from sale of equipment . . . . . . . . . .          242              375
  Other . . . . . . . . . . . . . . . . . . . . . .  .        (179)               -
                                                          --------         ---------
      Net cash used in investing activities . . . . .       (1,577)          (1,503)

Cash flows from financing activities:
  Increase (decrease) in revolving credit
      arrangement borrowings  . . . . . . . . . . . .        1,900            5,450
  Acquisition of treasury stock . . . . . . . . . . .            -             (887)
  Payments on long-term borrowings  . . . . . . . . .         (863)            (584)
                                                          --------         --------
      Net cash provided by financing activities . . .        1,037            3,979
                                                          --------         --------
Net Increase (decease) in cash  . . . . . . . . . . .         (245)             (36)
Cash at beginning of period . . . . . . . . . . . . .          298               82
                                                          --------         --------
Cash at end of period                                      $    53         $     46
                                                         =========         ========





(see accompanying notes)

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                AUGUST 30, 1996


1.       Net Earnings Per Common Share:

         Net earnings per common share is computed using the weighted average number of common shares outstanding, as shown in the Statements of Operations.


2.       Inventories:

         Inventories consist of the following:

                                               August 30, 1996   May 31, 1996

         Raw materials                       $   7,977            $  7,543
         Work in process                         1,590               1,658
         Finished Goods                          3,857               2,926
                                              ----------         ----------
                                             $  13,424            $ 12,127
                                              ==========         ==========

3.       Income Taxes:

         The effective income tax rate used to calculate the income tax benefit for the three-month periods ended August 30, 1996 and August 31, 1995, is based on the anticipated income tax rate for the entire fiscal year.


4.       Debt:

         As of August 30, 1996 the Company had drawn $13.9 million of the $15 million available credit line. Interest on the revolving line of credit was increased to prime plus 2% in the quarter because the Company did not meet certain debt covenants. The company has received a commitment from another lender to replace the existing line of credit; the Company contemplates that new lending arrangements (when entered into) will include revised debt covenants. The Company is in the process of negotiating final agreements for these new lending arrangements.

         Also during the quarter, the Company made prepayments of approximately $230,000 and $45,000, respectively, on two separate long term notes payable to creditors as a result of the sale of equipment during the quarter.


5.       Accounting Periods:

         The Company has elected to adopt 13 week quarters beginning in fiscal 1997; however, it is anticipated that the fiscal year will remain May 31.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations


                             Results of Operations


         Net sales for the first quarter of fiscal 1997 were $22.4 million, a 16% decrease from net sales of $26.7 million in the same quarter of the prior year. The majority of the decrease occurred in the Company's food processing segment which reported a $3.7 million sales decline to $2.6 million in the first quarter of fiscal 1997 from $6.3 million in the first quarter of fiscal 1996. Most of this decrease related to the anticipated and previously disclosed termination of the Nestle gravies and sauces contract. Net sales in the Company's graphic services segment decreased to $19.8 million in the first quarter of fiscal 1997 from $20.4 million in the first quarter of fiscal 1996. Sales to trading card customers were significantly lower than prior year due to a continuing industry slow-down and a reduction in business with Fleer/Skybox which was the Company's largest trading card customer in the first quarter of fiscal 1996. (Sales relating to the collectable card business were already reduced in the first quarter of fiscal 1996 as compared to prior years.) This decrease was partially offset by other sales growth in the segment. Sales growth occurred in the Company's Barrier Films subsidiary due to increased capacity and greater market focus. Also, the Company made progress in lenticular printing, a relatively new technology which provides three-dimensional, motion or holographic effects when printed on lenticular (plastic) stock.

         Gross profit increased to 12.1% of net sales versus 10.2% in the prior year despite reduced sales. The most significant improvements were found in Outlook Graphics division which reduced overhead and improved its product mix. Also, Barrier Films which reduced waste and increased throughput. Primarily as a result of reduced sales resulting from the termination of the Nestle sauces and gravies contract, the food processing segment reported reduced gross profit.

         Selling, general and administrative expenses declined 9% overall versus prior year. Most significant was a 12% reduction in administrative wages. Total selling, general and administrative expenses as a percentage of net sales increased to 12.8% in the first quarter of fiscal 1997 from 11.8% in the first quarter of fiscal 1996, primarily as a result of the decrease in net sales partially offset by lower expenses.

         As a result of the above, the operating loss for the quarter was reduced to $147,000 in fiscal 1997 versus $429,000 in fiscal 1996.

         Interest expense for the quarter was slightly higher than prior year reflecting slightly increased interest rates and nearly equivalent borrowing levels.

         However, interest income and other income totalled $160,000 in the first quarter of fiscal 1997 as compared to $870,000 in the first quarter of the prior year. The first quarter of fiscal 1996 included non-recurring gains totaling $0.7 million on the sale of the publishing division and certain non-strategic equipment.

         Based on the losses for the respective quarters, income tax benefits were accrued in both periods.

         The above factors yielded a net loss of $437,000, or 1.9% of first quarter fiscal 1997 sales, as compared with a net loss of $114,000, or 0.4% of first quarter fiscal 1996 sales. The resulting first quarter losses per share were $0.09 in fiscal 1997 versus $0.02 in fiscal 1996.

         The Company has announced its intention to dispose of its food processing segment and its Barrier Films operations. Food segment operations will be reported as a discontinued operation from and after the September 26, 1996 announcement of the Company's intention; Barrier Films' operations will continue to be reported as part of ongoing operations as they are a portion of an ongoing operation. The Company expects the sale of these operations to have a significant effect on the operations of the Company going forward, due to the elimination of net sales of these operations, as well as related expenses. The Company has not yet entered into specific arrangements for the disposition of these operations.

                        Liquidity and Capital Resources


         As shown in the Condensed Consolidated Statements of Cash Flow, cash decreased from $298,000 at the beginning of this quarter to $53,000 at the end of the quarter.

        Operating activities provided $295,000 in increased cash during the quarter as depreciation and increases in payables and accrued liabilities more than offset the net loss for the quarter and increases in receivables and inventory. The receivables increase in part reflects certain past due amounts which have since been collected while inventories increased due to strategic purchases, primarily at the Company's food operations.

         Cash used in investing activities remained relatively stable in the first quarter of fiscal 1997 as compared to the first quarter 1996. Capital expenditures for the first quarter of 1997 included $760,000 for the purchase of a press which was previously leased and $260,000 for an equipment deposit which has since been returned. Thus, new capital expenditures were effectively $620,000 in the quarter.

         The Company obtained approximately $1.0 million in cash from financing activities, primarily as a result of a net increase in borrowings. During the quarter, the Company increased its borrowings under the revolving line of credit by $1.9 million. Meanwhile, payments on long-term notes and industrial revenue bonds utilized $863,000 of cash.

         Also during the quarter, the Company's financial performance created certain debt covenant violations. While the Company has made all interest and principal payments on a timely basis and in accordance with the terms of its debt instruments, the interest rate on the revolving line of credit was increased by 2% in recognition of the covenant violations. The Company has received a commitment from a new financial institution which the Company expects will replace all exiting bank debt and standby letters of credit. If completed as anticipated, Management believes these new arrangements will facilitate greater availability of funds and reduce interest rates for the Company.

        The Company is currently working with the new financial institution to complete documentation and close the transaction. The Company has not requested, nor has it received, waivers of the covenant violations from the current creditors as it expects to close the new financial package in the near future. (No formal event of default has been declared by the current lenders.) Management believes that completing of the Company's new financing arrangements will be important to maintain the Company's liquidity and capital resources on an ongoing basis.

         See the discussion under "Results of Operations" relating to the Company's intended disposition of its food packaging segment and Barrier Films operations.

                                *      *      *

                       Additional Cautionary Statements

         In addition to the matter discussed in the preceding part of Management's Discussion and Analysis, the following factors could cause or contribute to differences from the future results or expectations which are discussed, or from the Company's historical results:

         A significant portion of the Company's sales historically related to sports picture cards. Due to the project-oriented nature of the Company's business, the maturity of the collectible picture card industry, increased competition, and changes in customer relationships, however, these services declined in fiscal 1994, and further significantly declined in fiscal 1996 (after having leveled in fiscal 1995). During fiscal 1996, approximately 11% of the Company's net sales related to collectible picture cards, as compared to 27%, 27% and 51% in fiscal 1995, 1994 and 1993, respectively. Collectible picture card services contributed significantly to the Company's earnings in fiscal 1993 and prior years, and the reduction in these services was a factor in reduced earnings in fiscal 1994 and 1995, and losses in fiscal 1996. The market for these items depends upon consumer tastes and preferences, which change frequently. The Company's collectible picture card services also depend upon customers maintaining required licenses and continuing to use outside vendors. A further decrease in demand for sports picture cards (which occurred, for example, as a result of the lengthy baseball strike in fiscal
1995), a change in a customer's licensing or production arrangements (for example, the decision of Fleer Corp. ("Fleer") to outsource primarily to another supplier) or other events causing a further decline in the Company's collectible picture card production could have a material adverse effect on the Company's sales volume and profitability, as occurred in fiscal 1996, 1995 and 1994. The Company expects the percentage of its business related to the collectible cards to be somewhat reduced in fiscal 1997 and future years as a result of the above and other factors.

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

         During fiscal 1996, sales (primarily in the food processing segment) to Nestle Beverage Company and affiliates ("Nestle") accounted for 26% of the Company's total net sales for the period. Sales to Nestle were 22%, 33% and 13% of the Company's total net sales in fiscal 1995, 1994 and 1993. During fiscal 1996, sales (all in the graphic services segment) to Fleer accounted for approximately 7% of the Company's total net sales for the period; sales to Fleer were 15%, 15% and 25% of the Company's total net sales in fiscal 1995, 1994 and 1993, respectively.

         In connection with the Company's December 1992 acquisition of certain Nestle assets, Outlook Foods, Inc. ("Foods") and Nestle entered into operational agreements including a five-year agreement under which Foods packages malted milk products for Nestle and an agreement (which expired in December 1995) by which Foods packaged certain sauces and gravies for Nestle. The Company's contract to blend sauces and gravies for Nestle expired at the end of calendar 1995, and was not renewed because of Nestle's desire to bring the work in-house (beginning in July 1996) to utilize its excess capacity.
That contract represented approximately 61% and 65% of the Company's sales to Nestle in fiscal 1996 and 1995, respectively. While Nestle has indicated to the Company that at least some of such work may be replaced with additional Nestle non-contract projects, there can be no assurances and the Company already has experienced a significant reduction in sales to Nestle in the first quarter of fiscal 1997. Also, the Company's announced intention to divest itself of Foods may affect its relationship with Nestle; almost all Company sales to Nestle are currently made through Foods.

         During fiscal 1996, as a result of a change by Fleer in its strategies for use of outside vendors, Fleer selected a company other than the Company as its preferred outside vendor. The decision reduced the Company's sales to Fleer in fiscal 1996, and that reduction is expected to continue to affect future operations even though the Company has continued to produce projects for Fleer on a limited basis.

         The Company expects that it will continue to experience significant sales concentration (and therefore risk of volatility) given the relatively large size of projects undertaken for certain customers. Furthermore, the Company's largest customers may vary from year to year depending on the number and size of the projects completed for such customers. The loss of all or part of business of one or more principal customers or a change in the number or character of projects for particular customers could have a material adverse effect on the Company's sales volume and profitability.

         Other than the Nestle agreements described above, customers generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. In past years, the Company rarely experienced cancellations of purchase orders, although it recently has increasingly experienced delays and cancellations. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to losses of business and significant period to period changes.

         The Company has recently introduced several new proprietary products. In its food processing segment, during fiscal 1996, the Company has introduced food products such as Fresh Aroma bread mix and Outlook Hot Cocoa mix. Also, the Company's Barrier Films subsidiary has recently begun production of extruded packaging films. The introduction of new products such as these is subject to various risks, including the risk of market acceptance, production difficulties and delays, pricing pressure, cost overruns, unforeseen or under estimated competition and other similar factors. These and other factors can affect the ultimate success and profitability of such products. The Company's announced intention to divest itself of Foods and Barrier Films also may affect relationships with customers and suppliers, and sales of these entities' products.

         The Company uses complex and specialized equipment in the provision of its services, and the manufacture of its products. Therefore, the Company is dependent upon the functioning of such machinery, and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs relating to the equipment which may delay utilization, maintenance requirements, and technological or mechanical obsolescence. The Company has had start up difficulties in certain lines of equipment, and such difficulties may affect future operations. Because of the substantial capital requirements for graphic services equipment, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

         The market for the services provided by the Company is highly competitive, primarily on the basis of price, quality, production capability, capacity for prompt delivery and continuing relationships. The Company's principal competitors, and the scope of the areas in which the Company competes, vary based upon the services offered. With respect to specialty printing services, its competitors are numerous and range in size from very large multi-national companies with substantially greater resources than the Company to many smaller local companies. Numerous competitors also exist for other services. While there are fewer competitors offering converting and packaging services, competition is very strong, particularly relating to the contracting market for collectible picture cards. Numerous competitors also perform services in the food processing segment.

         The Company and the industries in which it operates are subject to environmental laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and competitive position of the Company in the future.

         As with other companies, the Company has significant accounts receivable from its customers. From time to time, certain of these accounts receivable have become unusually large and/or overdue, and on occasion the Company has taken significant write-offs relating to accounts receivable. The failure of the

Company's customers to pay in full the Company's accounts receivable would affect future profitability.

         The Company is highly dependent on the services of its President, David L. Erdmann. Although the Company has an employment agreement with Mr. Erdmann, the loss of Mr. Erdmann's services could have a material adverse effect on the Company's business and operations. The Company's success also depends upon its ability to attract and retain other qualified management and technical personnel.

         The Company has recently announced that it intends to divest itself of the Company's food processing and Barrier Films operations. The Company has not yet entered into any arrangements with respect to those dispositions, and there can be no assurances that such dispositions can be made upon terms acceptable to the Company. Also, the announcement may affect the relationships with Foods and Barrier's customers and suppliers pending the proposed divestitures.

         The Company is engaging in discussions with a prospective new lender with respect to new financing arrangements, and has received a commitment for such financing. While the Company expects that documentation will be completed for the new lending arrangements in the near future, there can be no assurances. As a result of recent financial performance, the Company has operated in violation of certain debt covenants in its existing credit facilities. Because the Company is currently working with a new financial institution to complete documentation and close a transaction for new financing, it has not requested, nor has it received, waivers of the current covenant violations. The Company has not received formal notices of default from its current lenders, although the covenant violations have resulted in an increase in the Company's interest rates under the terms of the Company's current financing arragements. Completion of the Company's new financing arrangements will be important to the Company to maintain its liquidity and capital resources on an ongoing basis.

                          PART II -- OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K.
-------      ---------------------------------

     (a)     Exhibits:   See attached Exhibit Index, which is incorporated by
             reference herein.


     (b)     Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OUTLOOK GROUP CORP.
                                           -----------------------------------
                                                   (Registrant)




                                           /s/ David L. Erdmann
Dated: October 14, 1996                    -----------------------------------
                                           David L. Erdmann, President




                                           /s/ Larry E. Driscoll
                                           ----------------------------------
                                           Larry E. Driscoll, Vice President
                                           Finance and Chief Financial Officer

                              OUTLOOK GROUP CORP.
                                (the "Company")
                                 EXHIBIT INDEX
                                       to
             Report on Form 10-Q for Quarter Ended August 30, 1996

                        -------------------------------




Exhibit                                                              Filed
  No.                           Description                         Herewith
-------                         -----------                         --------

  11                     Computation of Earnings per                   X
                         Common Share



  27                     Financial Data Schedule                       X