Form 10-Q
period 1996-11-29
OUTLOOK GROUP CORP
filed 1997-01-13
CIK 867490

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended November 29, 1996

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

                                 (414) 722-2333
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   ----     -----

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   4,649,382 shares of common stock, $.01 par value, were outstanding at December 31, 1996.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                                     INDEX



                                                                                   Page
                                                                                   Number
                                                                                   ------
PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                          1

                 Condensed Consolidated Balance Sheets                                  2
                   As of November 29, 1996 and May 31, 1996 (Unaudited)

                 Condensed Consolidated Statements of Operations                        3
                   For the three months and six months ended November 29, 1996 and November 30, 1995 (Unaudited)

                 Condensed Consolidated Statements of Cash Flows                        4
                   For the six months ended November 29, 1996 and
                   November 30, 1995 (Unaudited)

                 Notes to Condensed Consolidated Financial Statements                   5
                   (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                            6



PART II.  OTHER INFORMATION
---------------------------

Item 2.  Change In Securities                                                           12

Item 4.  Submission of Matters to a Vote of Security Holders                            14

Item 6.  Exhibits and Reports on Form 8-K                                               15



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

                     OUTLOOK GROUP CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS Of November 29, 1996 AND MAY 31,1996
                                 (UNAUDITED)
                   ----------------------------------------
              (in thousands, except share and per share amounts)

                                                        NOVEMBER 29,       MAY 31,
ASSETS                                                      1996            1996
------                                                  ------------       -------


CURRENT ASSETS:
    Cash . . . . . . . . . . . . . . . . . . . . . . .  $        --        $    298
    Accounts receivable, less allowance
      of $842 and $896 respectively  . . . . . . . . .       15,667          14,785
    Inventories  . . . . . . . . . . . . . . . . . . .       13,192          12,127
    Deferred income taxes  . . . . . . . . . . . . . .        1,181           1,181
    Prepaid expenses and other . . . . . . . . . . . .        2,050           1,935
    Income taxes refundable  . . . . . . . . . . . . .          835           1,964
                                                          ---------       ---------
         Total current assets  . . . . . . . . . . . .       32,925          32,290
PROPERTY, PLANT AND EQUIPMENT:
    Land   . . . . . . . . . . . . . . . . . . . . . .        1,051           1,051
    Buildings  . . . . . . . . . . . . . . . . . . . .       15,212          15,196
    Machinery and equipment  . . . . . . . . . . . . .       48,202          46,191
    Machinery and equipment deposits . . . . . . . . .          343             227
                                                          ---------       ---------
                                                             64,808          62,665
      Less accumulated depreciation  . . . . . . . . .       21,735          19,882
                                                          ---------      ----------
                                                             43,073          42,783
                                                          ---------      ----------
OTHER  . . . . . . . . . . . . . . . . . . . . . . . .        3,068           2,780
                                                          ---------       ---------
         Total assets  . . . . . . . . . . . . . . .    $    79,066     $    77,853
                                                        -----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Current portion of long-term debt  . . . . . . . .  $     1,646     $     1,532
    Accounts payable . . . . . . . . . . . . . . . . .        6,198           4,147
    Accrued liabilities:
      Salaries and wages . . . . . . . . . . . . . . .        1,757           1,737
      Other  . . . . . . . . . . . . . . . . . . . . .        1,937           1,174
                                                          ---------       ---------
Total current liabilities  . . . . . . . . . . .             11,538           8,590
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .       30,521          30,859
DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . .        3,463           3,463

SHAREHOLDERS' EQUITY:
    Cumulative Preferred Stock, $.01 par value,
      1,000,000 shares authorized, none issued                --              --
    Common Stock, $.01 par value,
      15,000,000 shares authorized,
      5,099,382 shares issued  . . . . . . . . . . . .           51              51
    Additional paid-in capital . . . . . . . . . . . .       18,415          18,415
    Retained earnings  . . . . . . . . . . . . . . . .       19,527          20,924
                                                         ----------      ----------
                                                             37,993          39,390

    Less 450,000 of treasury stock, at cost  . . . . .        4,449           4,449
                                                         ----------      ----------
      Total shareholders' equity . . . . . . . . . . .       33,544          34,941
                                                         ----------      ----------
         Total liabilities and shareholders' equity .    $   79,066      $   77,853
                                                         ==========      ==========



                                    - 2 -
(see accompanying notes)

                     OUTLOOK GROUP CORP. AND SUBSIDIARIES
                     -------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               -----------------------------------------------
              (in thousands, except share and per share amounts)


                           Three-Month Period Ended      Six-Month Period Ended
                            Nov. 29,     Nov. 30,        Nov. 29,      Nov. 30,
                              1996         1995            1996          1995
                          -----------   -----------    -----------    -----------
Net sales . . . . . . . . $   17,684    $   20,296     $   37,543     $   40,644

Cost of sales . . . . . .     15,381        18,492         32,397         36,525
                          -----------   -----------    -----------    -----------
Gross profit                   2,303         1,804          5,146          4,119

Selling, general and
 administrative
 expenses . . . . . . . .      2,356         2,617          4,731          5,267
                          -----------   -----------    -----------    -----------
Operating profit(loss)           (53)         (813)           415         (1,148)

Other income (expense):

 Interest expense . . . .       (735)         (675)        (1,448)        (1,302)

 Interest and other
  income  . . . . . . . .        223           413            376          1,181
                          -----------   -----------    -----------    -----------
Total other income
(expense)                       (512)         (262)        (1,072)          (121)
                          -----------   -----------    -----------    -----------
Loss from continuing
operations before income
taxes . . . . . . . . . .       (565)       (1,075)          (657)        (1,269)

Provision for income
taxes (benefits). . . . .       (172)         (417)          (185)          (489)
                          -----------   -----------    -----------    -----------
Loss from continuing
operations  . . . . . . .       (393)         (658)          (472)          (780)

Discontinued Operations:

Earnings (loss) from
discontinued operations
before income taxes . . .       (857)          556         (1,402)           563

Provision for income
taxes (benefits)  . . . .       (291)          217           (477)           219
                          -----------   -----------    -----------    -----------
Earnings (loss) from
discontinued operations .       (566)          339           (925)           344
                          -----------   -----------    -----------    -----------

Net earnings(loss). . . . $     (959)   $     (319)    $   (1,397)    $     (436)
                          ===========   ===========    ===========    ===========
Net earnings (loss)
 per share
 - continuing . . . . . . $     (.08)   $     (.14)    $     (.10)    $     (.17)
 - discontinued . . . . .       (.13)          .07           (.20)           .08
                          -----------   -----------    -----------    -----------
 - Total  . . . . . . . . $     (.21)   $     (.07)    $     (.30)    $     (.09)
                          ===========   ===========    ===========    ===========
Weighted average
number of shares
outstanding . . . . . .    4,649,382     4,649,382      4,649,382      4,674,382
                          ===========   ===========    ===========    ===========


                                    - 3 -
(see accompanying notes)

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                -----------------------------------------------
                                 (in thousands)


                                                          Six-Month Period Ended
                                                        November 29,   November 30,
                                                           1996           1995
                                                       ----------      -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .  $ (1,397)       $   (435)
  Adjustments to reconcile net loss to
      net cash used by operating activities:
    Depreciation and amortization . . . . . . . . . .     2,886           2,714
    Gain on sale of operating unit. . . . . . . . . .       ---            (334)
    Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . .      (882)         (4,612)
      Inventories . . . . . . . . . . . . . . . . . .    (1,065)         (1,763)
      Prepaid expenses
        and other current assets  . . . . . . . . . .      (115)           (962)
      Accounts payable  . . . . . . . . . . . . . . .     2,051           1,174
      Accrued liabilities . . . . . . . . . . . . . .       783              74
      Income taxes  . . . . . . . . . . . . . . . . .     1,129             231
                                                       ----------      -----------
Net cash used in operating activities . . . . . .         3,390          (3,913)

Cash flows from investing activities:
  Proceeds from sale of fixed assets  . . . . . . . .       665             468
  Proceeds from sale of operating unit. . . . . . . .       ---             401
  Acquisition of property, plant and equipment  . . .    (3,735)         (3,095)
  (Increase) decrease in equipment acquisition
         trust fund  . . . . . . . . . . . . . . . . . .    ---             401
  Other . . . . . . . . . . . . . . . . . . . . . . .      (394)             57
                                                       ----------      -----------
Net cash used in investing activities . . . . . .        (3,464)         (2,169)

Cash flows from financing activities:
  Net Increase(decrease) in revolving credit
     arrangement borrowings . . . . . . . . . . . . .      (920)          8,200
  Net Proceeds from long-term borrowing . . . . . . .     4,870             ---
  Net Payments on long-term borrowings  . . . . . . .    (4,174)           (984)
  Acquisition of treasury stock . . . . . . . . . . .       ---            (887)
                                                       ----------      -----------
Net cash provided by financing activities . . . .          (224)          6,429
                                                       ----------      -----------
Net increase (decrease) in cash   . . . . . . . . . .      (298)            347
Cash at beginning of period   . . . . . . . . . . . .       298              82
                                                       ----------      -----------
Cash at end of period .   . . . . . . . . . . . . . .  $    ---        $    429
                                                       ----------      -----------




                                    - 4 -
(see accompanying notes)

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      ------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               NOVEMBER 29, 1996
                               -----------------



1.       Net Earnings (Loss) Per Common Share:
         ------------------------------------
         Net earnings (loss) per common share is computed using the weighted average number of common shares outstanding, as shown in the Statements of Operations.


2.       Inventories:
         -----------
         Inventories consist of the following:

                                             November 29, 1996   May 31, 1996
                                             -----------------   ------------
                 Raw materials                $   8,053          $  7,543
                 Work in process                  1,458             1,658
                 Finished goods                   3,681             2,926
                                              ----------        ----------
                                              $  13,192          $ 12,127
                                              ----------        ----------

3.       Income Taxes:
         ------------

         The effective income tax rate used to calculate the income tax benefit for the three-month periods ended November 29, 1996 and November 30, 1995, is based on the anticipated income tax rate for the entire fiscal year.


4.       Debt:
         ----
         The Company entered into new financing arrangements during the quarter (see Part II for details).

         As of November 29, 1996 the Company had drawn $11.6 million of the $14.3 million available for working capital under terms of the revolving credit agreement.


5.       Accounting Periods:
         ------------------
         The Company has elected to adopt 13 week quarters beginning in fiscal 1997; however, it is anticipated that the fiscal year-end will remain May 31.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations


                            Results of Operations
                            ---------------------

Results of operations have been restated to reflect the reclassification of Outlook Foods, Inc. ("Foods"), a wholly owned subsidiary in Oconomowoc, Wisconsin, as a discontinued segment. Foods was previously reported and referred to as the food processing segment of Outlook Group. The reclassification stems from a previously announced September 1996 Board of Directors decision to divest Foods.

The Board of Directors has also decided to divest Barrier Films Corporation ("Barrier"), a Reno, Nevada based wholly owned subsidiary of Outlook Group Corp. However, due to various factors, Barrier does not meet the criteria to be reported as a discontinued operation. Therefore, Barrier remains reported as part of continuing operations. The other three entities comprising continuing operations are Outlook Group Corp., the parent company, d/b/a Outlook Graphics ("Graphics"), Outlook Label Systems, Inc. ("Label"), and Outlook Packaging, Inc. ("Packaging"). All three are Wisconsin based. Label and Packaging are also wholly owned subsidiaries of Outlook Group.

CONTINUING OPERATIONS
---------------------

In the second quarter of fiscal 1997, net sales were $17.7 million as compared to $20.3 million for the same period in the prior year. For the first six months of fiscal 1997, sales of $37.5 million were down from sales of $40.6 million through six months of fiscal 1996. Comparative net sales by principal lines of business are shown below:



                                  NET SALES IN MILLIONS
                                  ---------------------
                                  FISCAL SECOND QUARTER                FISCAL YEAR TO DATE
                                  ---------------------                -------------------

                               1997   1996   % CHANGE            1997      1996   % CHANGE
                               ----   ----   --------            ----      ----   --------
GRAPHIC SERVICES
----------------
 SPECIALTY PRINTING            12.8    15.1   (15.2)%            26.3     30.5   (13.8)%
 CONVERTING & PKG.              1.3     2.2   (40.9)%             3.2      5.0   (36.0)%
 OTHER                          3.6     3.0    20.0%              8.0      5.1    56.9%
                              -----    -----   -------           -----    -----  -------
 TOTAL                        $17.7   $20.3   (12.8)%           $37.5    $40.6   (7.6)%


Both the second quarter and year-to-date sales declines reflect the Company's reduction of trading card business at its Graphics division. Trading card business now reflects less than 5% of total company sales as compared to 11% in fiscal 1996, 27% in fiscal 1995 and a high of 58% in fiscal 1992. The reduction results from continuing weakness in the trading card markets generally, changes in the Company's relationship with Fleer Corp., the Company's strategy to reduce dependence on trading card business and other factors. Barrier sales were also negatively affected by the Company's divestiture announcement. Sales growth is occurring in folding cartons, commercial printing, direct mail, fulfillment, distribution and flexible packaging under the new strategic direction.

Gross profits improved in the quarter and year-to-date as improved controls and efficiencies in all operations more than offset the impact of reduced sales.

Selling, general and administrative expenses were reduced by 10% for the quarter and year-to-date reflecting continued efforts to reduce overhead while improving operational efficiencies.

As a result of the above, improvements of $0.8 million and $1.5 million were achieved at the operating profit (loss) line for the quarter and year-to-date respectively.

Interest expense increased in the quarter and year-to-date as borrowings increased and rates were negatively impacted by increased interest rates resulting from covenant defaults prior to the November 1996 refinancing.

Interest and other income was below prior year results which included significant gains on sales of equipment and the publishing division in fiscal 1996.

Income tax expense (benefit) is being accrued at 39% at profitable operations and 34% at loss operations, yielding effective tax rates of 30.5% for the second quarter and 28.1% on a year-to-date basis.

The resulting loss from continuing operations of $393,000 for the quarter equals $0.08 per share, an improvement of $0.06 per share from the second quarter 1996 loss of $0.14. The year-to-date net loss of $472,000 or $0.10 per share is also an improvement of $0.07 per share from prior year-to-date losses which totalled $0.17.


Continuing operations, excluding Barrier which is to be divested, operated nearly at a breakeven level in the second quarter of fiscal 1997.

DISCONTINUING OPERATIONS

Foods operated at a loss for the quarter as sales were below prior year levels, primarily because of the previously disclosed termination of the Nestle gravies and sauces contract as well as the effects of the Company's announcement of its plans to divest foods. In addition, the Company established a reserve for future operating losses through the expected divestiture date. No other reserve was established as management currently expects no loss on the divestiture transaction.

In total, the pre-tax loss for the quarter was $857,000. This compares unfavorably with a pre-tax profit of $556,000 in the second quarter of fiscal 1996 when sales volumes were twice the level of this quarter. Year-to-date pre-tax losses in fiscal 1997 now total $1.4 million versus a $0.6 million pre-tax profit for prior year-to-date.

Net of provisions for tax expense (benefits) the fiscal 1997 loss for discontinued operations was $566,000 or $0.13 per share for the quarter versus a profit of $339,000 or $0.07 per share in prior year. Fiscal 1997 year-to-date figures are a net loss of $0.20 per share versus prior year-to-date net income of $344,000 or $0.08 per share.

CONSOLIDATED

The consolidated total of the above yielded a net loss of $959,000 or $0.21 per share for the second quarter of fiscal 1997 versus a loss of $319,000 or $0.07 for prior year period.

The year-to-date net loss for 1997 totalled $1,397,000 or $0.30 per share as compared to a net loss of $436,000 or $0.09 per share for prior year-to-date.




                        Liquidity and Capital Resources


As shown in the Condensed Consolidated Statements of Cash Flow, cash decreased from $298,000 to zero in the first six months of fiscal 1997.

Operating activities provided $3,390,000 during the first six months. Cash increased due to depreciation and amortization, increases in accounts payable and accrued liabilities, plus proceeds of an income tax refund related to fiscal 1996. Operating activities utilizing cash were the net loss for the period plus increases in accounts receivable and inventory, both of which have been reduced subsequent to the end of the quarter.

Investing activities for the year-to-date utilized $3,464,000 of cash. Capital expenditures of $3.7 million included $2.3 million for purchases of existing equipment which was previously leased under operating leases.

Financing activities utilized a net total of $224,000 during the first six months. A new long term debt note of $4,870,000 replaced other long term debt of $4,174,000 in the first six months. Meanwhile, the balance under the Company's revolving credit agreements declined by $920,000.

In November, 1996 the Company completed a refinancing package which is discussed in greater detail in Part II of this report. Management believes this new borrowing arrangement provides Outlook with the capacity and flexibility to grow in the future. As a result of recent financial performance (particularly relating to Foods and Barrier, which the Company believes is due in significant part to its announced divestiture plans), the Company is in violation of certain covenants (tangible net worth and fixed charge coverage) in its new credit facilities. The Company has provided supporting information to its lenders and is currently working with them to address the violations. The Company has not received formal notices of default from its lenders, and the Company believes that it will be able to obtain appropriate waivers. Reaching appropriate arrangements with the lenders to address the covenant violations, and continuation of the Company's financing arrangements, will be important to the Company to maintain its liquidity and capital resources on an ongoing basis.

While the agreements contain capital expenditure limitations, management has negotiated additional operating lease capacity which it believes will cover any necessary capital expenditures over the limitations cited above.

[11/29/96]

                                *      *      *

                        Additional Cautionary Statements

         The statements included in this Management's Discussion and Analysis which are not statements of historical fact (including statements using terms such as "believe," "expect" and "anticipate" and similar terms) may be forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to the matters discussed in the preceding part of Management's Discussion and Analysis, the following factors could cause or contribute to differences from the future results or expectations which are discussed, or from the Company's historical results:

         The Company has recently announced that it intends to divest itself of the food processing operations of its subsidiary, Outlook Foods, Inc. ("Foods") and its subsidiary's Barrier Films Corporation ("Barrier") film extrusion operations. The Company has not yet entered into any arrangements with respect to those dispositions, and there can be no assurances that such dispositions can be made upon terms acceptable to the Company. Also, the announcement may affect the relationships with Foods and Barrier's customers and suppliers pending the proposed divestitures.

         The Company recently entered into new term credit financing arrangements with a new lender and amended its term financing arrangements with a prior lender. As a result of recent financial performance (particularly relating to Foods and Barrier, which the Company believes is due in significant part to its announced divestiture plans), the Company is in violation of certain covenants (tangible net worth and fixed charge coverage) in its new credit facilities. The Company has provided supporting information to its lenders and is currently working with them to address the violations. The Company has not received formal notices of default from its lenders, and the Company believes that it will be able to obtain appropriate waivers. Reaching appropriate arrangements with the lenders to address the covenant violations, and continuation of the Company's financing arrangements, will be important to the Company to maintain its liquidity and capital resources on an ongoing basis.

         A significant portion of the Company's sales historically related to sports picture cards. Due to the project-oriented nature of the Company's business, the maturity of the collectible picture card industry, increased competition, and changes in customer relationships, however, these services declined in fiscal 1994, and further significantly declined in fiscal 1996 (after having leveled in fiscal 1995). During fiscal 1996, approximately 11% of the Company's net sales related to collectible picture cards, as compared to 27%, 27% and 51% in fiscal 1995, 1994 and 1993, respectively. Collectible picture card services contributed significantly to the Company's earnings in fiscal 1993 and prior years, and the reduction in these services was a factor in reduced earnings in fiscal 1994 and 1995, and losses in fiscal 1996 and to date in fiscal 1997.
The Company expects its business related to the collectible cards to be further reduced in fiscal 1997 and future years as a result of the above and other factors.

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

         During fiscal 1996, sales (primarily in the food processing segment) to Nestle Beverage Company and affiliates ("Nestle") accounted for 26% of the Company's total net sales for the period. Sales to Nestle were 22%, 33% and 13% of the Company's total net sales in fiscal 1995, 1994 and 1993. During fiscal 1996, sales (all in the graphic services segment) to Fleer accounted for approximately 7% of the Company's total net sales for the period; sales to Fleer were 15%, 15% and 25% of the Company's total net sales in fiscal 1995, 1994 and 1993, respectively. As a result of its announced intention to divest its food processing operations, the termination of one contact with Nestle, and the decline in the collectible card services, the Company expects fiscal 1997 sales to Nestle and Fleer to be reduced from fiscal 1996.

         In connection with the Company's December 1992 acquisition of certain Nestle assets, Foods and Nestle entered into operational agreements including a five-year agreement under which Foods packages malted milk products for Nestle and an agreement (which expired in December 1995) by which Foods packaged certain sauces and gravies for Nestle. The Company's contract to blend sauces and gravies for Nestle expired at the end of calendar 1995, and was not renewed because of Nestle's desire to bring the work in-house (beginning in July 1996) to utilize its excess capacity. That contract represented approximately 61% and 65% of the Company's sales to Nestle in fiscal 1996 and 1995, respectively. While Nestle has indicated to the Company that at least some of such work may be replaced with additional Nestle non-contract projects, there can be no assurances and the Company already has experienced a significant reduction in sales to Nestle in fiscal 1997. Also, the Company's announced intention to divest itself of Foods is likely to affect its relationship with Nestle because almost all Company sales to Nestle are currently made through Foods.

         During fiscal 1996, as a result of a change by Fleer in its strategies for use of outside vendors, Fleer selected a company other than the Company as its preferred outside vendor. The decision reduced the Company's sales to Fleer in fiscal 1996, and that reduction is expected to continue to affect future operations even though the Company has continued to produce projects for Fleer on a very limited basis.

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

         The Company has introduced several new proprietary products. In its food processing segment, during fiscal 1996, the Company has introduced food products such as Fresh Aroma bread mix and Outlook Hot Cocoa mix. Also, Barrier has begun production of extruded packaging films. The introduction of new products such as these is subject to various risks, including the risk of market acceptance, production difficulties and delays, pricing pressure, cost overruns, unforeseen or under estimated competition and other similar factors. These and other factors can affect the ultimate success and profitability of such products. The Company's announced intention to divest itself of Foods and Barrier also may affect relationships with customers and suppliers, and sales of these entities' products.

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

         The Company is highly dependent on the services of its Chairman, David Erdmann, and its President, Joseph Baksha. Although the Company has employment agreements with Mr. Erdmann and Mr. Baksha, the loss of their services could have a material adverse effect on the Company's business and operations. The Company's success also depends upon its ability to attract and retain other qualified management and technical personnel.

                                    PART II

(Outlook Group Corp. 11/29/96 10-Q)

ITEM 2.  CHANGES IN SECURITIES.

         On November 5, 1996, Outlook Group Corp. (the "Company") entered into transactions which provided revised credit facilities for the Company and its subsidiaries. These facilities, aggregating $40.6 million and further described below, replaced the Company's prior $15.0 million revolving credit facility, replaced the Company's prior $6.3 million letter of credit facilities supporting existing industrial revenue bond obligations, replaced a prior $1.5 million equipment finance lease and amended the Company's prior $15.3 million term loan facility. These transactions also resulted in revised financial covenants.

Term Loan.

         The Company's term note in the amount of $10,770,400 is issued under an Amended and Restated Note Purchase Agreement (the "Term Agreement") between the Company and the State of Wisconsin Investment Board. The Company's subsidiaries also entered into agreements whereby they will have access to certain of the Company's proceeds from the term lending, and by which they guaranteed the debt created under the Term Agreement. The indebtedness under the Term Agreement is secured by mortgages on all of the real property owned by the Company and its subsidiaries and on certain equipment owned by the Company and its subsidiaries. The Term Agreement requires quarterly principal payments from March 16, 1997 through June 16, 2004 in accordance with a principal payment schedule provided in the Term Agreement. The first $2,533,335 of principal indebtedness under the Term Agreement bears interest at 9.15% per annum. The remaining $8,237,065 of principal indebtedness under the Term Agreement bears interest at 8.25% per annum.

Revolving Credit and Term Loans.

         In addition, the Company and its subsidiaries entered into a Loan and Security Agreement with BankAmerica Business Credit, Inc. (the "Revolving Agreement"). Under the Revolving Agreement, the lender provides a revolving commitment to loan up to $25 million (including irrevocable standby letters of credit in the aggregate amount of $5,600,000 to support outstanding industrial revenue bond obligations of two of the Company's subsidiaries) to the Company and its subsidiaries from time to time, as well as term loans to the Company and three of its subsidiaries in the aggregate amount of $4,870,000. The indebtedness under the Revolving Agreement is secured by substantially all of the personal assets of the Company and its subsidiaries. The Revolving Agreement runs through November 5, 1999, unless earlier terminated. The unpaid balances of the revolving commitment bear interest, at the Company's option, at either
(i) an annual variable rate based on the prime rate announced from time to time by the lender plus a margin ranging from 0.25% to 1.25% depending upon the ratio of senior debt to EBITDA of the Company and its subsidiaries, or (ii) an annual rate fixed for interest periods of one, two or three months based on LIBOR plus a margin ranging from 2.25% to 3.25% depending upon the ratio of senior debt to EBITDA of the Company and its subsidiaries. The unpaid balances of the term loans bear interest, at the Company's option, at either (i) an annual variable rate based on the prime rate announced from time to time by the lender plus a margin ranging from 0.75% to 1.75% depending upon the ratio of senior debt to EBITDA of the Company and its subsidiaries, or (ii) an annual rate fixed for interest periods of one, two or three months based on LIBOR plus a margin ranging from 2.75% to 3.75% depending upon the ratio of senior debt to EBITDA of the Company and its subsidiaries.

Financial Covenants.

         Certain provisions of the Term Agreement and the Revolving Agreement may be determined to affect the rights of holders of the Company's outstanding securities. The following summary of certain of such provisions is qualified in its entirety by references to the texts of the Term Agreement and the Revolving Agreement, copies of which are filed as Exhibits to this report:

                 (a) Section 10.11 of the Revolving Agreement provides that the Company and its subsidiaries will not create or incur any indebtedness except under the Revolving Agreement, other existing indebtedness, indebtedness under the Term Agreement and certain other limited exceptions. Section 7.1 of the Term Agreement includes similar covenants.

                 (b) Section 10.23 of the Revolving Agreement and Section 6.8(a) of the Term Agreement require the Company to maintain consolidated adjusted tangible net worth of at least $33 million through the fiscal quarter ended in February, 1997, and increasing approximately $1 million to $1.25 million per fiscal quarter thereafter.

                 (c) Section 10.22 of the Revolving Agreement and Section 6.8(b) of the Term Agreement require the Company to maintain a ratio of consolidated indebtedness to consolidated adjusted tangible net worth of not more than 1.60-to-1.0 to the last day of the fiscal quarter ended in February, 1997, being reduced to 1.0-to-1.0 by the last day of the fiscal quarter ended in May, 1999.

                 (d) Section 10.21 of the Revolving Agreement and Section 6.8(c) of the Term Agreement require the Company, on a consolidated basis, to maintain a ratio of EBITDA to fixed charges of at least (i) 0.90-to-1.0 for the fiscal quarter ended November 30, 1996, (ii) 1.10-to-1.0 for the two fiscal quarters ended February 28, 1997, (iii) 1.20-to-1.0 for the three fiscal quarters ended May 31, 1997, (iv) 1.25-to-1.0 for any period of four consecutive fiscal quarters ended on August 31, and November 30, 1997, and (v) 1.20-to-1.0 for any period of four consecutive fiscal quarters ended on February 28, 1998 and each fiscal quarter thereafter.

                 (e)      Section 10.20 of the Revolving Agreement and Section
         7.13 of the Term Agreement limit the Company and its subsidiaries, on a consolidated basis, from incurring capital expenditures in excess of
         (i) $2,000,000 during the 1997 fiscal year, (ii) $3,000,000 during the 1998 fiscal year, and (iii) $4,000,000 during the 1999 fiscal year and each fiscal year thereafter.

         In addition to the foregoing, the Term Agreement and the Revolving Agreement contain restrictions on operating lease obligations of the Company and subsidiaries (Section 10.20 of the Revolving Agreement and Section 7.14 of the Term Agreement), sale and leaseback transactions by the Company and subsidiaries (Section 10.16 of the Revolving Agreement and Section 7.10 of the Term Agreement), mergers or the sale of assets by the Company and subsidiaries (Section 10.7 of the Revolving Agreement and Section 7.3 of the Term Agreement), distributions by and certain changes in the capital structure of the Company and subsidiaries (Section 10.8 of the Revolving Agreement and Section 7.15 of the Term Agreement) and certain investments and business acquisitions by the Company and subsidiaries (Section 10.18 of the Revolving Agreement and 7.7 of the Term Agreement). Section 10.2 of the Revolving Agreement and Section 6.4 of the Term Agreement also require the Company and its subsidiaries to maintain the same general type of business now being conducted by each of them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a), (c) At the Company's annual meeting of shareholders on October 10, 1996, the two continuing directors who were management's nominees for re-election for three-year terms were re-elected. The nominees/directors were re-elected with the following votes:

                                                                                                            Authority for
                               Director's Name                             Votes "For"                     Voting Withheld
                               ---------------                             -----------                     ---------------
                 Harold J. Bergman                                          4,275,585                           69,969

                 Richard C. Fischer                                         4,275,645                           69,909

Because there were no other matters voted upon, there were no "broker non-votes".

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K.
------  ----------------------------------
    (a)  EXHIBITS.

    Incorporated by reference from the Exhibit List which is included as the last page of this report.

    (b)  REPORTS ON FORM 8-K.

     None filed during the quarter.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  OUTLOOK GROUP CORP.
                                                  -------------------
                                                       (Registrant)





Dated: January 13, 1997
                                      /s/ David L. Erdmann
                                      -----------------------------------------
                                      David L. Erdmann, Chief Executive Officer



                                      /s/ Larry E. Driscoll
                                      -----------------------------------------
                                      Larry E. Driscoll, Vice President-Finance
                                      and Chief Financial Officer

                              OUTLOOK GROUP CORP.

                                 EXHIBIT INDEX
                                       To
                                   FORM 10-Q
                    for the quarter ended November 29, 1996




Exhibit                                                                                   Filed
Number                                    Description                                    Herewith
-------------------------------------------------------------------------------------------------
4.1               Amended and Restated Note Purchase Agreement dated November             X
                  5, 1996 between the Company and State of Wisconsin
                  Investment Board*

4.2               Loan and Security Agreement dated November 5, 1996, among               X
                  the Company, and its subsidiaries and BankAmerica Business
                  Credit, Inc.*

11                Computation of Per Share Earnings                                       X




__________________
   * Certain schedules and exhibits omitted. Such information will be furnished supplementally to the Commission upon request.