Form 10-Q/A
period 1996-11-29
OUTLOOK GROUP CORP
filed 1997-02-25
CIK 867490

                                  FORM 10-Q/A

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

     This amendment to the Outlook Group Corp. quarterly report on Form 10-Q for the quarter ended November 29, 1996 is made to file Exhibit 27, Financial Data Schedule, which was previously inadvertently omitted.


                                    *  *  *


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OUTLOOK GROUP CORP.
                                            -----------------------------------
                                            (Registrant)




                                             /s/ Larry E. Driscoll
Dated: February 25, 1997                    -----------------------------------
                                             Larry E. Driscoll, Vice President
                                             Finance and Chief Financial Officer