Form 10-Q
period 1997-02-28
OUTLOOK GROUP CORP
filed 1997-04-11
CIK 867490

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended February 28, 1997
                                              -----------------

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ____________ to ____________

                        Commission File Number 0-18815

                             OUTLOOK GROUP CORP.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Wisconsin                                    39-1278569
 ---------------------------------                 -------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                              1180 American Drive
                            Neenah, Wisconsin  54956
      --------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (414) 722-2333
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No _____
                                   -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   4,649,382 shares of common stock, $.01 par value, were outstanding at March 31, 1997.

                     OUTLOOK GROUP CORP. AND SUBSIDIARIES
                    -------------------------------------

                                    INDEX
                                    -----


                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION:
--------------------------------------------------
Item 1.  Financial Statements                                              1

         Condensed Consolidated Balance Sheets                             2
           As of February 28, 1997 and May 31, 1996 (Unaudited)

         Condensed Consolidated Statements of Operations                   3
           For the three months and nine months ended
                February 28, 1997 and February 29, 1996 (Unaudited)

         Condensed Consolidated Statements of Cash Flows                   4
           For the nine months ended February 28, 1997 and
           February 29, 1996 (Unaudited)

         Notes to Condensed Consolidated Financial Statements              5
           (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     6



PART II. OTHER INFORMATION
---------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 10



                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
------   --------------------

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

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                    ---------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS Of February 28, 1997 AND MAY 31, 1996
                                  (UNAUDITED)
                     --------------------------------------
               (in thousands, except share and per share amounts)



    ASSETS                                             FEBRUARY 28,   MAY 31,
    ------                                               1997          1996
                                                       ------------  --------
    CURRENT ASSETS:
      Cash ...................................           $      37    $   298
      Accounts receivable, less allowance
        of $677 and $896 respectively ........              15,302     14,785
      Inventories ............................              11,293     12,127
      Deferred income taxes ..................               1,181      1,181
      Prepaid expenses and other .............               3,006      1,935
      Income taxes refundable ................               1,104      1,964
                                                         ---------    -------
     Total current assets ....................              31,923     32,290

    PROPERTY, PLANT AND EQUIPMENT:
      Land ...................................               1,051      1,051
      Buildings ..............................              15,212     15,196
      Machinery and equipment ................              47,357     46,191
      Machinery and equipment deposits .......                 236        227
                                                         ---------    -------
                                                            63,856     62,665

      Less accumulated depreciation ..........              22,851     19,882
                                                         ---------    -------
                                                            41,005     42,783
                                                         ---------    -------
    OTHER ....................................               2,335      2,780
                                                         ---------    -------
     Total assets ............................           $  75,263    $77,853
                                                         =========    =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
    CURRENT LIABILITIES:
       Current portion of long-term debt .....           $   1,829    $  1,532
       Accounts payable ......................               7,507       4,147
       Accrued liabilities:
        Salaries and wages ...................               1,837      1,737
          Other ..............................                 932      1,174
                                                         ---------    -------
     Total current liabilities ...............              12,105      8,590
    LONG-TERM DEBT ...........................              26,162     30,859
    DEFERRED INCOME TAXES ....................               3,791      3,463

    SHAREHOLDERS' EQUITY:
       Cumulative Preferred Stock, $.01 par value,
          1,000,000 shares authorized, none issued              --         --
       Common Stock, $.01 par value,
        15,000,000 shares authorized,
        5,099,382 shares issued ..............                  51         51
       Additional paid-in capital ............              18,415     18,415
       Retained earnings .....................              19,188     20,924
                                                         ---------    -------
                                                            37,654     39,390

       Less 450,000 of treasury stock, at cost               4,449      4,449
                                                         ---------    -------

        Total shareholders' equity ...........              33,205     34,941
                                                         ---------    -------

       Total liabilities and shareholders' equity        $  75,263   $ 77,853
                                                         =========   ========

    (see accompanying notes)

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                  -------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  --------------------------------------------
               (in thousands, except share and per share amounts)



                            Three-Month Period Ended    Nine-Month Period Ended
                            Feb. 28,      *Feb. 29,      Feb. 28,     *Feb. 29,
                              1997          1996          1997          1996
                          -------------  -----------   -----------   -----------
Net sales ..............  $     17,658   $    20,181    $   55,201   $    60,825

Cost of sales ..........        15,345        18,869        47,742        55,394
                          ------------   -----------    ----------   -----------
Gross profit ...........         2,313         1,312         7,459         5,431

Selling, general and
 administrative
 expenses ..............         2,298         2,758         7,029         8,025
                          ------------   -----------    ----------   -----------
Operating profit(loss)              15        (1,446)          430        (2,594)

Other income (expense):

 Interest expense ......          (712)         (708)       (2,160)       (2,010)

 Interest and other
  income ...............           252           400           628         1,581
                          ------------   -----------    ----------   -----------
Total other income
(expense) ..............          (460)         (308)       (1,532)         (429)
                          ------------   -----------    ----------   -----------
Loss from continuing
operations before income
taxes ..................          (445)       (1,754)       (1,102)       (3,023)

Provision for income
taxes (benefits) .......          (156)         (681)         (341)       (1,170)
                          ------------   -----------    ----------   -----------
Loss from continuing
operations .............          (289)       (1,073)         (761)       (1,853)

Discontinued Operations:

Earnings (loss) from
discontinued operations
before income taxes ....           (76)         (156)       (1,478)          408

Provision for income
taxes (benefits) .......           (24)          (60)         (501)          159
                          ------------   -----------    ----------   -----------
Earnings (loss) from
discontinued operations            (52)          (96)         (977)          249
                          ------------   -----------    ----------   -----------

Net earnings (loss) ....  $       (341)   $   (1,169)    $  (1,738)   $   (1,604)
                          ============   ===========    ==========   ===========
Net earnings (loss)
 per share
 - continuing ..........  $       (.06)   $     (.23)    $    (.16)   $     (.39)
 - discontinued ........          (.01)         (.02)         (.21)          .05
                          ------------   -----------    ----------   -----------
 - Total ...............  $       (.07)   $     (.25)    $    (.37)   $     (.34)
                          ============   ===========    ==========   ===========
Weighted average
number of shares
outstanding ............     4,649,382     4,649,382     4,649,382     4,666,049
                          ============   ===========   ===========   ===========


* Results have been restated to classify the company's Outlook Foods, Inc. subsidiary as a discontinued operation.

                     OUTLOOK GROUP CORP. AND SUBSIDIARIES
                    -------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
               -----------------------------------------------
                                (in thousands)


                                                    Nine-Month Period Ended
                                                     Feb. 28       Feb. 29
                                                       1997          1996
                                                    ----------   -----------
Cash flows from operating activities:
 Net loss . . . . . . . . . . . . . . . . . . . .    $  (1,738)   $   (1,604)
 Adjustments to reconcile net earnings to
    net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . .        4,388         4,138
  Gain on sale of operating unit  . . . . . . . .           --          (334)
  Change in assets and liabilities:
    Accounts receivable . . . . . . . . . . . . .         (517)       (4,512)
    Inventories . . . . . . . . . . . . . . . . .          834          (950)
    Prepaid expenses
      and other current assets  . . . . . . . . .       (1,071)       (1,651)
    Accounts payable  . . . . . . . . . . . . . .        3,360          (839)
    Accrued liabilities . . . . . . . . . . . . .         (142)         (267)
    Deferred taxes  . . . . . . . . . . . . . . .          328            --
    Income taxes  . . . . . . . . . . . . . . . .          860           129
                                                    ----------   -----------
    Net cash provided by (used in) operating
      activities  . . . . . . . . . . . . . . . .        6,302        (5,890)

Cash flows from investing activities:
  Proceeds from sale of fixed assets. . . . . . .        1,710         1,335
  Acquisition of property, plant and equipment. .       (4,140)       (4,610)
  (Increase) decrease in equipment acquisition
         trust fund . . . . . . . . . . . . . . .           --           401
  Other . . . . . . . . . . . . . . . . . . . . .          267           453
                                                    ----------   -----------
    Net cash used in investing activities . . . .       (2,163)       (2,421)

Cash flows from financing activities:
  Proceeds from sale of operating unit. . . . . .           --           100
  Net increase(decrease) in revolving credit
     arrangement borrowings . . . . . . . . . . .       (3,873)       10,600
  Net proceeds from long-term borrowing . . . . .        4,870            --
  Net payments on long-term borrowings. . . . . .       (5,397)       (1,528)
  Acquisition of treasury stock . . . . . . . . .           --          (887)
                                                    ----------   -----------
   Net cash provided by (used in) financing
     activities . . . . . . . . . . . . . . . . .       (4,400)        8,285
                                                    ----------   -----------
Net increase (decrease) in cash . . . . . . . . .         (261)          (26)
Cash at beginning of period . . . . . . . . . . .          298            82
                                                    ----------   -----------
  Cash at end of period     . . . . . . . . . . .   $       37   $        56
                                                    ==========   ===========




(see accompanying notes)

                     OUTLOOK GROUP CORP. AND SUBSIDIARIES
                     ------------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                              FEBRUARY 28, 1997
                              -----------------


1.    Net Earnings (Loss) Per Common Share:
      -------------------------------------

      Net earnings (loss) per common share is computed using the weighted average number of common shares outstanding, as shown in the Statements of Operations.


2.    Inventories:
      ------------

      Inventories consist of the following:

                                        February 28, 1997   May 31, 1996
                                        -----------------   ------------
         Raw materials                     $    6,420        $   7,543
         Work in process                        1,281            1,658
         Finished goods                         3,592            2,926
                                            ----------        ----------
                                           $   11,293        $  12,127
                                            ==========        ==========

3.    Income Taxes:
      -------------

      The effective income tax rate used to calculate the income tax benefit for the three-month periods ended February 28, 1997 and February 29, 1996, is based on the anticipated income tax rate for the entire fiscal year.

4.    Debt:
      -----

      As of February 28, 1997 the Company had drawn $9.1 million of the $13.1 million available for working capital under terms of the revolving credit agreement.

5.    Accounting Periods:
      -------------------

      The Company has elected to adopt 13 week quarters beginning in fiscal 1997; however, it is anticipated that the fiscal year-end will remain May 31.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results Of Operations
         ---------------------

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

CONTINUING OPERATIONS
---------------------

In the third quarter of fiscal 1997, net sales were $17.7 million as compared to $20.2 million for the same period in the prior year. For the first nine months of fiscal 1997, sales of $55.2 million were down from sales of $60.8 million through the first nine months of fiscal 1996. Comparative net sales by principal lines of business are shown below:



                                       Net Sales In Millions
                                       ---------------------
                          Fiscal Third Quarter         Fiscal Year To Date
                          --------------------         -------------------

                          1997   1996   % Change       1997    1996     % Change
                          ----   ----   --------       ----    ----     --------
Graphic Services
     Specialty Printing   $12.1  $13.2    (8.3)%       $38.4   $43.7     (12.1)%
     Converting & Pkg.      1.8    3.5   (48.6)%         5.0     8.5     (41.2)%
     Other                  3.8    3.5     8.6%         11.8     8.6      37.2 %
                          -----  -----  --------       -----   -----    --------
TOTAL                     $17.7  $20.2   (12.4)%       $55.2   $60.8      (9.2)%


Both the third quarter and year-to-date sales declines reflect the Company's reduction of trading card business at its Graphics division. Trading card business now reflects less than 5% of total company 1997 year to date net sales as compared to 11% in fiscal 1996, 27% in fiscal 1995 and a high of 58% in fiscal 1992. The reduction results from continuing weakness in the trading card markets generally, changes in the Company's relationship with Fleer Corp., the Company's strategy to reduce dependence on trading card business and other factors. Sales of labels and flexible packaging products were also soft in the third quarter. Sales growth is occurring in folding cartons, commercial printing, direct mail, fulfillment and distribution, as the management focuses on those "core" areas of continuing operations.

Gross profits improved by $1.0 million in the quarter and $2.0 million year-to-date as improved controls and efficiencies in all operations, primarily due to reduction in work force, more than offset the impact of reduced sales.

Selling, general and administrative expenses were reduced by 17% for the quarter and 12% year-to-date reflecting continued efforts to reduce overhead while improving operational efficiencies.

As a result of the above, although the Company combined to incur net losses, improvements of $1.5 million and $3.0 million were achieved at the operating profit (loss) line for the quarter and year-to-date respectively.

Interest expense exhibited little change in the quarter as reduced borrowings offset rate increases. Year-to-date interest increased as rates were negatively impacted by increased interest rates resulting from covenant defaults prior to the November 1996 refinancing.

Interest and other income was below prior year results which included significant gains on sales of equipment and the publishing division in fiscal 1996.

Income tax expense (benefit) is being accrued at 39% at profitable operations and 34% at loss operations, yielding effective tax rates of 35.1% for the third quarter and 30.9% on a year-to-date basis.

The resulting loss from continuing operations of $289,000 for the quarter equals $0.06 per share, an improvement of $0.17 per share from the third quarter 1996 loss of $0.23. The year-to-date net loss of $761,000 or $0.16 per share is also an improvement of $0.23 per share from prior year-to-date losses which totaled $0.39. Management believes that Barrier's sales have been affected by the Company's announced divestiture plans.

Continuing operations, excluding Barrier which is to be divested, operated nearly at a breakeven level in the third quarter of fiscal 1997.

DISCONTINUING OPERATIONS
------------------------

Foods operated at a loss for the quarter as sales were below prior year levels, primarily because of the previously disclosed termination of the Nestle gravies and sauces contract in summer 1996, as well as the negative effects of the Company's announcement of its plans to divest Foods on other customer relationship.

In total, the pre-tax loss from discontinued operations for the quarter was $76,000, which compares favorably with a pre-tax loss of $155,000 in the third quarter of fiscal 1996 when sales volumes were nearly twice the level of this quarter. Year-to-date pre-tax losses in fiscal 1997 now total $1.5 million versus a $0.4 million pre-tax profit for prior year-to-date.

Net of provisions for tax expense (benefits) the fiscal 1997 loss for discontinued operations was $52,000 or $0.01 per share for the quarter versus a loss of $96,000 or $0.02 per share in prior year. Fiscal 1997 year-to-date figures are a net loss of $0.21 per share versus prior year-to-date net income of $249,000 or $0.05 per share.

CONSOLIDATED
------------

The consolidated total of the above yielded a net loss of $341,000 or $0.07 per share for the third quarter of fiscal 1997 versus a loss of $1,169,000 or $0.25 for prior year period.

The year-to-date net loss for 1997 totaled $1,738,000 or $0.37 per share as compared to a net loss of $1,604,000 or $0.34 per share for prior year-to-date.



                       Liquidity and Capital Resources

As shown in the Consolidated Statements of Cash Flows, cash decreased from $298,000 to $37,000 in the first nine months of fiscal 1997.

Operating activities provided $6,302,000 during the first nine months. Cash increased due to depreciation and amortization, increases in accounts payable and accrued liabilities, plus proceeds of an income tax refund related to fiscal 1996. Operating activities utilizing cash were the net loss for the period plus increases in accounts receivable and prepaid expense.

Investing activities for the year-to-date utilized $2,163,000 of cash. Capital expenditures of $4.1 million included $2.3 million for purchases of existing equipment which was previously leased under the operating leases.

Financing activities utilized a net total of $4,400,000 during the first nine months. A new long term debt note of $4,870,000 replaced other long term debt of $4,174,000 in the first nine months. In addition, long term debt was reduced by over $1.0 million from principal repayments. Meanwhile, the balance under the Company's revolving credit agreements declined by $3.9 million.

In November, 1996 the Company completed a refinancing package. Management believes this new borrowing arrangement provides Outlook with the capacity and flexibility for the future, although the Company is required to comply with various financial covenants. As a result of recent financial performance (particularly relating to Foods and Barrier, which the Company believes is due in significant part to its announced divestiture plans) the Company was in violation of certain covenants (tangible net worth and fixed charge coverage) in its new credit facilities at February 28, 1997. The company is working with its lenders to address the situation and has obtained waivers.

While the agreements contain capital expenditure limitations, management has negotiated additional operating lease capacity which it believes will cover expected necessary capital expenditures over the limitations included in the refinance package.

In the quarter the Company refinanced certain outstanding leases. Before refinancing total remaining payments were $9.5 million, payable through March 1997. After refinancing, total remaining payments are $12.7 million, payable through March 2002. The refinancing was effected to reduce monthly lease payments, thus having a positive effect on cash flow and income.

                       ADDITIONAL CAUTIONARY STATEMENTS


     The statements included in this Management's Discussions and Analysis which are not statements of historical fact (including statements using terms such as "believe," "expect" and anticipate" and similar terms) may be forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to the matters discussed in the preceding part of Management's Discussion and Analysis, the following factors could cause or contribute to differences from the future results or expectations which are discussed, or from the Company's historical results:

     The Company has recently announced that it intends to divest itself of the food processing operations of its subsidiary, Outlook Foods, Inc. ("Foods") and its subsidiary's Barrier Films Corporation ("Barrier") film extrusion operations. Although the Company has announced a letter of intent relating to the divestiture of Barrier, the Company has not yet entered into any definitive agreements with respect to those dispositions, and there can be no assurance that such dispositions can be made upon terms acceptable to the Company. Also, the announcement may continue to affect the relationship with Foods and Barrier's customers and suppliers pending the proposed divestitures.

     The Company recently entered into new credit financing arrangements with a new lender and amended its term financing arrangements with a prior lender. As a result of financial performance (particularly relating to Foods and Barrier, which the Company believes is due in significant part to its announced divestiture plans), the Company is in violation of certain covenants (tangible net worth and fixed charge coverage in its new credit facilities). The Company has provided supporting information to its lenders and has obtained waivers; however there can be no assurance that, if necessary, the Company will be able to obtain appropriate waivers in the future. Reaching appropriate arrangements with the lenders to address covenant violations, and continuation of the Company's financing arrangements, will be important to the Company to maintain its liquidity and capital resources on an ongoing basis.

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

     During fiscal 1996, sales (primarily in the food processing segment) to Nestle Beverage Company and affiliates ("Nestle") accounted for 26% of the Company's total net sales for the period. Sales to Nestle were 22%, 33% and 13% of the Company's total net sales in fiscal 1995, 1994 and 1993. During fiscal 1996, sales (all in graphic services segment) to Fleer Corp. accounted for approximately 7% of the Company's total net sales for the period; sales to Fleer were 15%, 15% and 25% of the Company's total net sales in fiscal 1995, 1994 and 1993, respectively. As a result of its announced intention to divest its food processing operations, the termination of one contact with Nestle, and the decline in the collectible card services, the Company expects fiscal 1997 sales to Nestle and Fleer to be reduced from fiscal 1996.

     In connection with the Company's December 1992 acquisition of certain Nestle assets, Foods and Nestle entered into operational agreements including a five-year agreement under which Foods packages malted milk products for Nestle and an agreement (which expired in December 1995) by which Foods packaged certain sauces and gravies for Nestle. The Company's contract to blend sauces and gravies expired at the end of calendar 1995, and was not renewed because of Nestle's desire to bring the work in-house. (beginning in July 1996) to utilize its excess capacity. That contract represented approximately 61% and 65% of the Company's sales to Nestle in fiscal 1996 and 1995, respectively. While Nestle has indicated to the Company that at least some of such work may be replaced with additional Nestle non-contract projects, there can be no sales to Nestle in fiscal 1997. Also, the Company's announced intention to divest itself of Foods is likely to affect its relationship with Nestle because almost all Company sales to Nestle are currently made through Foods.

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

     The Company expects that it will continue to experience significant sales concentration (and therefore risk of volatility) given the relatively large size of projects undertaken for certain customers. Furthermore, the Company's largest customers may vary from year to year depending on the number and size of projects completed for such customers. The loss of all or part of business of one or more principal customers or a change in the number or character of projects for particular customers could have a material adverse effect on the Company's sales volume and profitability.

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

     The Company produces several proprietary products. In its food processing segment, during fiscal 1996, the Company has introduced food products such as Fresh Aroma bread mix and Outlook Hot Cocoa mix. Also, Barrier has begun production of extruded packaging films. The introduction of new products such as these is subject to various risks, including the risk of market acceptance, production difficulties and delays, pricing pressure, cost overruns, unforeseen or under estimated competition and other similar factors. These and other factors can affect the ultimate success and profitability of such products.
The Company's announced intention to divest itself of Foods and Barrier may continue to affect the relationships with customers and suppliers, and sales of these entities' products.

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

     The market for the services provided the Company is highly competitive, primarily on the basis of price, quality, production capability, capacity for prompt delivery and continuing relationships. The Company's principal competitors, and the scope of the areas in which the Company competes, vary based upon the services offered. With respect to specialty printing services, its competitors are numerous and range in size from very large multi-national companies with substantially greater resource than the Company to smaller local companies. Numerous competitors also exist for other services. While there are fewer competitors offering converting and packaging services, competition is very strong. Numerous competitors also perform services in the food processing segment.

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


                         PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K:

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


                                                    OUTLOOK GROUP CORP.
                                                    -------------------
                                                       (Registrant)






Dated: April 10, 1997           /s/ David L. Erdmann
                                -----------------------------------------
                                David L. Erdmann, Chief Executive Officer
                                and Acting Chief Financial Officer

                              OUTLOOK GROUP CORP.

                                 EXHIBIT INDEX
                                       to
            Report on Form 10-Q for Quarter Ended February 28, 1997
            -------------------------------------------------------





                 Exhibit                               Filed
                   No.        Description             Herewith
                 -------  -----------------------  -----------



                   27     Financial Data Schedule       X