Form 10-K405
period 1997-05-31
OUTLOOK GROUP CORP
filed 1997-09-04
CIK 867490

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                F O R M  10 - K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended  MAY 31, 1997
                                     ------------

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                     to
                                  -------------------    --------------------

                        Commission file number   0-18815
                                                 -------
                              OUTLOOK GROUP CORP.
             (Exact name of registrant as specified in its charter)


              WISCONSIN                                   39-1278569
       ------------------------           --------------------------------------
       (State of incorporation)            (I.R.S. Employer Identification No.)


1180 AMERICAN DRIVE, NEENAH, WISCONSIN                      54956
--------------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (920) 722-2333

Securities registered pursuant to Section 12(b) of the Act:  NONE

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

          Yes       X                               No
               ---------                                 -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 22, 1997, 4,655,382 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $4.75 last sale price on that date on The NASDAQ Stock Market) held by non-affiliates (excludes a total of 533,283 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $19.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                              PART OF FORM 10-K INTO WHICH
                 DOCUMENT                PORTIONS OF DOCUMENTS ARE INCORPORATED
                 --------                --------------------------------------
        Proxy Statement for 1997 Annual              Part III
        Meeting of Shareholders

                                     PART I

ITEM 1.       BUSINESS.

RECENT DEVELOPMENTS

         Outlook Group Corp. (the "Company") announced on August 29, 1997 that it had signed a letter of intent to be acquired by an affiliate of Goldner Hawn Johnson & Morrison Incorporated ("Goldner Hawn") of Minneapolis, Minnesota.
The letter of intent provides for Goldner Hawn to acquire all outstanding shares of the Company at $8.25 in cash per share. Goldner Hawn intends, following the acquisition, to maintain the Company's headquarters in Neenah, Wisconsin. The transaction remains subject to further due diligence reviews by Goldner Hawn, execution of a definitive agreement and other customary conditions. The transaction is scheduled to close in the fourth calendar quarter of 1997, although there can be no assurance.

         In addition, the Company also announced execution of a letter of intent relating to the disposition of its food processing operations. See below.

GENERAL

         The Company is a graphic services company offering a variety of related services including specialty printing, converting and packaging, and distribution. Founded as a Wisconsin corporation in 1977, the Company initially concentrated on bulk mailing and commercial printing projects. Over the years, the Company's business has expanded to include printing related services, particularly converting and packaging. In fiscal 1993, the Company's business expanded to include food products production and packaging, although the Company announced in fiscal 1997 its intention to divest its food production segment.

         In 1984, the Company began offering converting services to produce cards for board games. During 1986, the Company first offered packaging services by overwrapping, in plastic, recipe cards printed by the Company. Such services were subsequently expanded to collectible sports picture cards. Management believes that the Company's historical success was largely attributable to its entry into these more profitable converting and packaging services. These services in turn developed customer demand for higher quality specialty printing, and at the same time reduced the Company's dependence on commercial printing.

         During fiscal 1995, the Company's sports and collectible picture card business was negatively affected by the unexpectedly lengthy duration of the national baseball strike, which reduced the demand for and production of collectible cards. The baseball strike not only reduced demand for baseball cards, but also negatively affected the sports card industry in general. Since then, such business was further negatively affected by the continuing weakness of the sports card industry and the decision of Fleer/Skybox Corp. ("Fleer"), then a major Company customer, to outsource primarily through another supplier. In fiscal 1997, approximately 2% of the Company's net sales from continuing operations related to sports picture cards, as compared to 16% and 36% in fiscal 1996 and 1995, respectively. The Company expects the percentage of its business related to the collectible cards to remain low in fiscal 1998 as a result of the above and other factors.

         In December 1992, the Company purchased certain assets of the Oconomowoc, Wisconsin manufacturing facility of Nestle Beverage Company (with its affiliated companies, "Nestle"). The assets that were purchased formed the nucleus of the Company's wholly-owned subsidiary Outlook Foods, Inc. ("Foods") and the Company's food processing segment, which currently produces dry food products, such as malted milk powder, cocoa mix, cappuccino mix and other drink mixes. In 1996, the Company's contract to produce sauces and gravies for Nestle was not renewed because of Nestle's desire to bring the work in-house. (See "Customers and Marketing".) In September 1996, the Company announced its intention to divest Foods, although no agreements have yet been made, and there can be no assurance that the Company will be able to divest Foods on acceptable terms. Due to the Company's announced intention to divest Foods, the Company is now accounting for its food processing operations as a discontinued operation. In August 1997, the Company entered into a letter of intent to sell the assets of Foods to S&J Food Management Corporation ("S&J"). The transaction remains subject to further due diligence reviews, execution of a definitive agreement and other customary conditions.

         In February 1995, the Company purchased Barrier Films Corporation ("Barrier"), a Sparks, Nevada based manufacturer of multi-layer packaging films. Barrier's operations were included in the "other" class of services within the Company's graphics services segment. In May 1997, the Company sold Barrier, and the Company no longer produces films.

         As a result of its performance during recent fiscal years, the Company has considered, and continues to consider, a variety of options for restructuring its business and operations in order to position the Company for strengthened future performance. The Company has divested itself of its publishing operations and Barrier, as it determined that those operations did not complement its other continuing market lines, and announced a letter of intent to divest Foods. The Company is continuing to consider divestiture strategies to the extent that the Company believes such actions would enhance its ability to achieve successful operations. In addition, the Company will also consider appropriate acquisitions to strengthen continuing operations. There can be no assurances, however, that the Company will be able to successfully implement such strategies or complete those transactions.

         The following table sets forth the approximate amount and percentage of net sales from continuing operations contributed by each segment and principal class of service during the last three fiscal years, as well as net sales from discontinued operations:

                                                               FISCAL YEAR ENDED MAY 31,
                                           -----------------------------------------------------------------------
                                                    1997                     1996                      1995
                                           ---------------------   -----------------------   ---------------------
                                                                  (DOLLARS IN THOUSANDS)
Graphic Services Segment
   Specialty Printing . . . . . .           $50,303      70%       $56,055       71%           $66,817       73%
   Converting and Packaging . . .             6,410       9%        10,506       13%            19,141       21%
   Other  . . . . . . . . . . . .            15,341      21%        12,744       16%             5,662        6%
                                            -------     ----      --------      ----          --------      ----
Total Graphic Services Segment  .           $72,054     100%       $79,305      100%           $91,620      100%
                                            =======     ====      ========      ====          ========      ====
Discontinued Operations/
  Food Processing Segment . . . .            16,804                 32,051                      29,122
                                                                  --------                    --------
       Total  . . . . . . . . . .           $88,858               $111,356                    $120,742
                                            =======               ========                    ========


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

         Outlook Packaging. Packaging engages in flexographic printing and laminating of flexible packaging films. In these processes, Packaging takes plastic and other flexible packaging materials (which are purchased from others) and prints and/or laminates to customer specifications and slits the material. Customer orders may include some or all of Packaging's services. Packaging specializes in printing packaging materials for the food industry and is expanding in the industrial and consumer packaging markets. Packaging prints and laminates materials for pouches, bags, vacuum packages, packets, security devices and card and food overwraps, and provides them to customers in convenient rolls of film. The establishment of Packaging, including the acquisition of assets of Sunrise Packaging, Inc. ("Sunrise") in 1993, was part of the Company's diversification strategy, and was intended to complement the Company's other specialty printing operations by allowing the Company to offer additional technologies, capabilities and customer services, although factors at Outlook Packaging including pricing which has failed to yield sufficient recovery of costs, waste and operating efficiencies have affected its performance.

     CONVERTING AND PACKAGING

         The Company's converting and packaging services grew rapidly through fiscal 1992, primarily due to the substantial increase in business relating to sports picture card converting; however, sales of these services declined in fiscal 1994, and further significantly declined in fiscal 1996 and 1997.
During fiscal 1997, approximately 2% of the Company's net sales from continuing operations related to collectible picture cards, as compared to 16% and 36% in fiscal 1996 and 1995, respectively. The Company expects the percentage of its business related to collectible cards to remain low.

         The Company maintains specialized equipment for cutting, trimming, sorting, collating and packaging cards, some of which it has designed or modified to accommodate customer needs, although the Company has sold certain surplus equipment as a result of the substantial reduction in its collectible card business and may sell additional surplus equipment in the future.

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

         The Company packages other types of items. Examples have included wrapping toys and other promotional items for insertion in cereal boxes, overwrapping multiple packages for sale as a single unit, and packaging fabric softener sheets for laundry room vending machines. Custom designed feeding and in-line overwrapping systems increase the efficiency of its packaging operations. The Company also maintains an environmentally controlled work area to perform food contact packaging and to provide other packaging services for which cleanliness and specific quality standards are required.

     OTHER

         The Company's other services include direct mailing, fulfillment and films manufacturing. Direct mailing involves inserting, literature overwrapping, labeling, sorting and shipping printed items for bulk mailing. The Company's zip code sorting allows it to minimize customer postal charges by, in many instances, delivering items by common carrier to a post office near the destination. Direct mailings in fiscal 1997 included catalogs, coupon packages and promotional materials.

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

         Through Barrier, the Company formerly manufactured flexible plastic film used for food, medical and electronics packaging through a process called co-extruded blown film. Films were produced for the Company's use in other operations, and for outside customers. Barrier's operations were sold in May 1997, as the Company determined they were not consistent with its long-term direction. The Company has entered into an agreement with the purchasers of Barrier whereby the purchasers will supply certain of the Company's requirements for co-extruded film in the future.

DISCONTINUED OPERATIONS/FOOD PROCESSING SEGMENT

         In September 1996, the Company announced plans to divest its food processing segment, and is now accounting for those operations as a discontinued operation. In August 1997, the Company entered into a letter of intent to sell the assets of Foods to S&J. The transaction remains subject to further due diligence reviews, execution of a definitive agreement and other customary conditions.

         The food processing segment was formed in 1992 as a result of the acquisition of assets from Nestle. This line of business currently consists of dry-blended food processing and packaging. In this segment, Foods mixes and blends various raw materials in accordance with customers' formulas. The resulting products (generally dry mixes or powders) are then packaged according to customer specifications. The Company has begun to produce products to its own specifications and engage in the consumer marketing of these products.

         Food products produced and packaged by Foods include malted milk powder and cocoa and other beverage mixes, and previously included powdered sauce and gravy mixes. Foods entered into two agreements to produce and package certain Nestle products (specified sauces and gravy mixes and malted milk powder) in December 1992; see "Customers and Marketing" below regarding the termination of the agreements relating to sauces and gravies. Sales to Nestle, including sales in addition to those covered by the production agreements, represented approximately 67% of this segment's net sales in fiscal 1997, as compared to 94% and 90% in fiscal 1996 and 1995, respectively.

         The Company has introduced several proprietary food products, although these products do not represent a material part of the business, and several products have been discontinued.

CUSTOMERS AND MARKETING

         Due to the project-oriented nature of the Company's business, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. The identity of those customers also may change.

         During fiscal 1997, sales (primarily in the discontinued operations of the food processing segment) to Nestle accounted for 13% of the Company's total net sales for the period. Sales to Nestle were 26% and 22% of the Company's total net sales in fiscal 1996 and 1995, respectively. During fiscal 1997, sales (all in the graphic services segment) to Kraft Foods, Inc. (and affiliates) ("Kraft") accounted for approximately 14% of the Company's total net sales from continuing operations for the period; sales to Kraft were 13% and less than 10% of the Company's total net sales from continuing operations in fiscal 1996 and 1995, respectively.

         In connection with the Company's December 1992 acquisition of certain Nestle assets, Foods and Nestle entered into operational agreements including
(1) a five-year agreement under which Foods packages malted milk products for Nestle; and (2) a two-year agreement by which Foods packaged certain sauces and gravies for Nestle. The agreements do not preclude Foods or the Company from producing or packaging similar products for other customers, and Foods is producing and packaging for other customers in the food service industry. The Company's contract to blend sauces and gravies for Nestle, as extended, expired at the end of fiscal 1996. That contract represented approximately 61% and 65% of the Company's sales to Nestle in fiscal 1996 and 1995, respectively.

         Sales to Kraft represent sales to several Kraft divisions and subsidiaries. The Company performs various services on behalf of Kraft, such as production of labels and fulfillment. As with most of its customers, the Company's sales to Kraft are pursuant to cancellable purchase orders.

         The Company expects that it will continue to experience significant sales concentration given the relatively large size of projects undertaken for certain customers. Furthermore, the Company's largest customers may vary from year to year depending on the number and size of the projects completed for such customers. For example, Fleer was formerly the Company's largest customer, but work for Fleer has substantially diminished and it is no longer a significant customer. The loss of business of one or more principal customers or a change in the number or character of projects for particular customers could have a material adverse effect on the Company's sales volume and profitability.

         Other than the Nestle agreement described above, customers generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. In past years, the Company rarely experienced cancellations of purchase orders, although it recently has increasingly experienced such delays and cancellations. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to significant period to period changes. Because of the project-oriented nature of the Company's business, the short-term character of a substantial portion of its projects and the nature of the orders for the Company's services, the Company does not believe that backlog is material or meaningful to its business.

         The Company markets its services nationally through certain of its executive officers and the Company's sales group which includes 40 sales and service employees and a total of 10 manufacturer's representatives. The sales group is intended to centralize and coordinate sales and marketing activities among the Company's various operations. The Company generally does not enter into employment contracts with its officers (other than its CEO and COO) and employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

         In the graphic services segment, raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 48% of the Company's cost of goods sold in continuing operations during fiscal 1997, as compared to 49% in fiscal 1996. In the food processing segment, raw materials include cheese solids, milk, sugar, barley, flour and starch. The Company has not experienced difficulties in obtaining materials for the graphic services segment in the past and does not consider itself dependent on any particular supplier for raw materials, or for the Company's equipment needs.

COMPETITION

         The market for the services provided by the Company is highly competitive, primarily on the basis of price, quality, production capability, capacity for prompt delivery and continuing relationships.

         The Company's principal competitors, and the scope of the areas in which the Company competes, vary based upon the services offered. With respect to specialty printing services, its competitors are numerous and range in size from very large multi-national companies with substantially greater resources than the Company to many smaller local companies. Numerous competitors also exist for other services. While there are fewer competitors offering converting and packaging services, competition is very strong. The Company believes that relatively few competitors offer the wide range of services provided by the Company. Because of the substantial capital requirements for graphic services equipment, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources." The Company does not believe foreign competition is significant at this time.

ENVIRONMENTAL MATTERS

         The Company and the industry in which it operates are subject to environmental laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and competitive position of the Company in the future. The Company's past expenditures relating to environmental compliance have not had a material effect on the Company. Growth in the Company's production capacity with a resultant increase in discharges and emissions could require significant capital expenditures for environmental control facilities in the future.

EMPLOYEES

         At July 31, 1997, the Company had 688 employees, substantially all of whom were employed on a full-time basis. (Of these employees, 101 were employed by Foods.) The Company contracts for and/or hires temporary and intermittent employees to increase the number of personnel in certain operations as project commitments require; approximately 27 of the employees at July 31, 1997 were intermittent. Approximately 86 production and maintenance employees of Foods are covered by two union contracts. The Company considers its relationship with its employees to be good. Wages and employee benefits in continuing operations represented approximately 29% of the Company's cost of goods sold during each of fiscal 1997 and 1996.

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

         The Company owns a 164,000 square foot facility in Oconomowoc, Wisconsin in which Foods' office and production facilities are located. The several adjacent buildings constituting this facility were built from approximately 1916 to 1918, with additions constructed in 1963 and 1981. These buildings were purchased from Nestle in 1992. In connection with the letter of intent to divest Foods, the Company expects to arrange a disposition of the facility.

         The Company owns an 81,000 square foot facility in Oak Creek, Wisconsin in which Packaging's office and production facilities are located, and an additional 38,000 square foot facility in Wichita, Kansas in which additional Packaging production facilities were located. These buildings were constructed in 1990 and 1970, respectively, and were purchased from Sunrise and its affiliates in 1993. The Wichita facility has been closed and is being offered for sale by the Company.

         The Company leases an approximately 166,000 square foot facility in Neenah, Wisconsin which is currently used for certain mailing operations and warehouse space. The lease for this facility expires on March 30, 2002. The Company must provide six months notice of its intention to vacate or the lease shall continue on a year-to-year basis. The Company is negotiating with the landlord of this facility for a reduction of the space used at this facility and/or the lease term.

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

         In addition to land and buildings, the Company maintains significant equipment to perform its various graphic services. The equipment includes presses, machinery dedicated to converting and packaging, and other machinery described above in Item 1. Certain of the equipment is leased by the Company; see Note G of Notes to Consolidated Financial Statements in the 1997 Annual Report, which is incorporated herein by reference, for a description of equipment lease transactions.

         The Company uses complex and specialized equipment in the provision of its services, and the manufacture of its products. Therefore, the Company is dependent upon the functioning of such machinery and equipment, and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs relating to the equipment, which may delay its utilization, maintenance requirements, and technological or mechanical obsolescence. Because of the substantial capital requirements for graphic services equipment in particular, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

         The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently utilized by it is sufficient for its currently anticipated needs but that expansion of the Company's business or offering new services could require the Company to obtain additional equipment or facilities.

         As a result of the diminution of certain lines of business (particularly relating to collectible cards), the Company has sold certain surplus equipment in recent years, and will consider further sales in the future. The Company also regularly evaluates facility needs, and would sell or terminate leases to other facilities if appropriate.

         Substantially all of the Company's assets are pledged as collateral under certain financing agreements. See Note C of Notes to Consolidated Financial Statements, which is incorporated herein by reference, for a description of financing secured by mortgages on the properties and equipment owned by the Company and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS.

         In the opinion of management, the Company is not a party to any legal proceedings other than routine litigation which is not material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.


               NAME                        AGE                          POSITION(S)
               ----                        ---                          -----------
     David L. Erdmann   . . . . . . .       54    Chairman of the Board and Chief Executive Officer; Director

     Joseph J. Baksha   . . . . . . .       45    President and Chief Operating Officer

     Jeffry H. Collier  . . . . . . .       44    Executive Vice President; Vice President and General Manager of
                                                  Graphics Group; Director

     Thomas C. Aschenbrenner  . . . .       44    Chief Financial Officer and Secretary

     James W. Buhl  . . . . . . . . .       51    Vice President-Human Resources

     John F. Hofmann  . . . . . . . .       47    Executive Vice President-Sales and Marketing

-----------------------

         David L. Erdmann served as Chief Executive Officer of the Company since its inception in 1977, and as Chairman of the Board since 1990. Mr. Erdmann also served as President from 1977 until December 1996.

         Joseph J. Baksha has served as President and Chief Operating Officer since December 1996, after having served as Vice President of the Company and President of the Company's Packaging Group since June 1996. Previously, Mr. Baksha served as Executive Vice President and Chief Operating Officer of Washburn International--(a manufacturer and distributor of musical instruments) from 1994 to 1996, and previously as Executive Vice President and Chief Operating Officer of Alusuisse Flexible Packaging (a flexible packaging company). The Company's Packaging Group consists of Outlook Packaging and Outlook Label, and prior to May 1997 included Barrier.

         Jeffry H. Collier has served as Executive Vice President of the Company since 1994, President of the Company's Graphics Group since 1996 and a Vice President of the Company since 1990. Previously, Mr. Collier was employed by the Company as its plant manager and General Manager of Outlook Label. (The Company's Graphics Group consists of the specialty printing, converting and packaging, and mailing and distribution operations of Outlook Group Corp.)

         Thomas C. Aschenbrenner became the Company's Chief Financial Officer in May 1997 and Secretary in August 1997. Previously, Mr. Aschenbrenner served as Vice President and Chief Financial Officer of Xymox

Technologies, Inc. from 1993 to 1996, Treasurer of Bowthorpe Holdings US group of companies and Vice President of Finance of Tyton Corporation (one of the Group's subsidiaries) from 1979 to 1993, and senior auditor for Arthur Young and Co. prior thereto.

         James W. Buhl has served as the Company's Vice President-Human Resources since 1992.

         John F. Hofmann has served as the Company's Executive Vice President-Sales and Marketing since 1996. Previously, Mr. Hofmann was Senior Vice President-Sales and Marketing of Lefebvre Intergraphics from 1995 to 1996, Senior Vice President and General Manager of Nationwide Retail Packaging from 1994 to 1995, and Senior Vice President-Sales and Marketing of Midwest Films Corp. prior thereto.

                                 *  *  *  *  *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements (particularly those referring to expectations as to potential future transactions, future business and/or operations, in the future tense, or using terms such as "believe", "anticipate," "expect" or "intend") that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors which are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of Operations-- Fiscal 1997 Compared to Fiscal 1996") in Item 7 hereof. In particular, consummation of each of the various announced transactions is subject to a number of conditions, as described above. Therefore, as with any transaction, completion cannot be assured. The Company intends to make no further announcements concerning the status of negotiations as to definitive agreements until they either have been reached, which cannot be assured, or negotiations have terminated.

Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating forward-looking statements.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The company's common stock is quoted on the NASDAQ Stock Market. The following table sets forth high and low sales prices as reported on NASDAQ for the indicated fiscal year.



--------------------------------------------------------------------------------
                     FISCAL 1997         High        Low
--------------------------------------------------------------------------------
                     First quarter      $5 3/4      $4
                     Second quarter      6 1/2       4
                     Third quarter       6           4
                     Fourth quarter      6 1/4       3 7/8


--------------------------------------------------------------------------------
                     Fiscal 1996
--------------------------------------------------------------------------------
                     First quarter       $9 1/2     $7 3/4
                     Second quarter       8 1/2      6 3/4
                     Third quarter        7 7/8      4 3/4
                     Fourth quarter       5 3/4      4 1/4
--------------------------------------------------------------------------------



The company has not paid any cash dividends since its inception. The company presently intends to employ its earnings in the continued development and expansion of its business and does not expect to pay any cash dividends in the foreseeable future. For a description of contractual dividend restrictions, see Note C to the consolidated financial statements and the discussion in Management's Discussion and Analysis.

As of August 14, 1997, there were approximately 591 registered shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.


The following selected financial data of Outlook Group Corp. (the "company") has been derived from the company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis contained in this report. Information for years prior to 1997 has been restated to reflect the company's subsidiary, Outlook Foods, Inc., as a discontinued operation - see Note M to the consolidated financial statements.




FISCAL YEAR ENDED MAY 31,
(in thousands, except share and per share amounts)       1997        1996     1995(1)     1994(2)        1993
-------------------------------------------------------------------------------------------------------------
EARNINGS STATEMENT DATA:
Net sales                                            $ 72,054     $79,305     $91,620     $74,020     $75,969
Cost of goods sold                                     61,168      74,683      77,046      62,222      60,392
-------------------------------------------------------------------------------------------------------------
Gross profit                                           10,886       4,622      14,574      11,798      15,577
Selling, general and administrative expenses            9,904      13,347      13,303       9,087       7,756
-------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                   982      (8,725)      1,271       2,711       7,821
Other income (expense):
  Interest expense                                     (2,778)     (2,506)     (1,930)       (687)       (846)
  Other income                                            746       1,609         959         991         461
  Gain on sale of subsidiary                              556          --          --          --          --
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before income taxes                                    (494)     (9,622)        300       3,015       7,436
Income tax expense (benefit)                               58      (3,659)        118       1,002       3,208
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations               (552)     (5,963)        182       2,013       4,228
Discontinued Operations:
  Earnings (loss) from discontinued
   operations before income taxes                      (1,492)        658       1,829       4,547       1,954
  Income tax expense (benefit)                           (574)        253         726       1,772         714
-------------------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations             (918)        405       1,103       2,775       1,240
-------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $ (1,470)    $(5,558)    $ 1,285     $ 4,788     $ 5,468
-------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share
  Continuing operations                              $   (.12)    $ (1.28)    $   .03     $   .40     $   .83
  Discontinued operations                                (.20)        .09         .23         .55         .24
-------------------------------------------------------------------------------------------------------------
  Total                                              $   (.32)    $ (1.19)    $   .26     $   .95     $  1.07
-------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding                                       4,649,382   4,661,882   4,884,607   5,039,799   5,097,371
-------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (AT FISCAL YEAR END):
Working capital                                       $11,368     $23,700     $24,206     $23,109     $17,042
Total assets                                           67,620      77,853      83,373      70,582      57,270
Long-term debt, less current maturities                16,156      30,859      24,991      14,762       7,748
Shareholders' equity                                   33,471      34,941      41,386      42,574      38,875
-------------------------------------------------------------------------------------------------------------



(1) Includes the results of operations of the company's subsidiary, Barrier Films Corp. ("Barrier"), from February 11, 1995.

(2) Includes the results of operations of the company's subsidiary, Outlook Packaging, Inc. ("Outlook Packaging"), from October 18, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that are not historical facts (such as statements in future terms or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors" in "Results of Operations - Fiscal 1997 Compared to Fiscal 1996".

In September 1996, the company announced that it intended to divest its food processing operations. As a consequence, beginning in the second quarter of fiscal 1997, the company began accounting for the food processing segment as a discontinued operation. Information prior to that time has been restated to reflect this change in accounting, unless specifically indicated otherwise.

On August 29, 1997, the company announced the execution of separate letters of intent providing for the acquisitions of the company and for the sale of assets of its food processing segment. All such transactions remain subject to further due diligence reviews, execution of definitive agreements and other
customary conditions, and consummation cannot be assured.   Effects  of the
proposed transactions, if any, will be reflected in future periods.

RESULTS OF OPERATIONS
The following table shows, for the fiscal years indicated, certain items from the company's consolidated statements of operations expressed as a percentage of net sales.


YEAR ENDED MAY 31,                                         Percentage of Net Sales
-------------------------------------------------------------------------------------
                                                     1997          1996          1995
-------------------------------------------------------------------------------------
Net sales                                           100.0%        100.0%        100.0%
Cost of goods sold                                   84.9          94.2          84.1
-------------------------------------------------------------------------------------
Gross profit                                         15.1           5.8          15.9
Selling, general and
 administrative expenses                             13.7          16.8          14.5
-------------------------------------------------------------------------------------
Operating profit (loss)                               1.4         (11.0)          1.4
Other income (expense):
 Interest expense                                    (3.9)         (3.1)         (2.1)
 Other income                                         1.0           2.0           1.0
 Gain on sale of subsidiary                            .8
-------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
 before taxes                                         (.7)        (12.1)           .3
Income tax expense (benefit)                           .1          (4.6)           .1
-------------------------------------------------------------------------------------
Earnings (loss) from continuing operations            (.8)         (7.5)           .2
Discontinued operations:
 Earnings (loss) from discontinued
 operations before income taxes                      (2.1)           .8           2.0
 Income tax expense (benefit)                         (.8)           .3            .8
-------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations         (1.3)           .5           1.2
-------------------------------------------------------------------------------------
Net earnings (loss)                                  (2.0)%        (7.0)%         1.4%
-------------------------------------------------------------------------------------

FISCAL 1997 COMPARED TO FISCAL 1996

Outlook Group net sales from continuing operations (graphics services segment) were $72.1 million for fiscal 1997, a decrease of $7.3 million or 9% from fiscal 1996 sales of $79.3 million. The major factor for this decline is the loss of sales to the sports and collectible picture card market, which decreased $10.0 million compared to last year. In total, sales to this market declined to 2% of continuing operation's net sales in fiscal 1997 versus 16% in fiscal 1996 and 36% in fiscal 1995. This is reflected in sales reductions for the specialty printing and the converting and packaging classes of services, and results from the factors discussed in "General Factors" below. The company was able to offset part of the loss of this revenue resulting from its efforts to focus on new markets for its core manufacturing competencies. Net sales in the "Other" category in the graphic services segment increased by $2.6 million to $15.3 million in fiscal 1997. Gains were posted primarily in the company's mailing and fulfillment centers. In addition, in May 1997, the company sold its Barrier Films Corp. ("Barrier") subsidiary. Barrier's net sales in fiscal 1997 were $6.6 million, as compared to $5.3 million in fiscal 1996, and are included in the company's sales from continuing operations during the year.

Gross profit as a percentage of net sales improved to 15.1% in fiscal 1997 from 5.8% in fiscal 1996. Gross profit of $10.9 million improved $6.3 million over 1996. Of the improvement, approximately $5.0 million resulted from more efficient utilization of material, personnel reductions, the closing of a redundant production facility and two underutilized warehouses, and other overhead reductions. Reduced material costs resulted from programs developed at the company's Outlook Label and Outlook Packaging subsidiaries to more effectively utilize material and reduce scrap. Personnel reductions were made throughout the company, but primarily at the company's Outlook Graphics operation which is where the largest decline in sales occurred. Surplus equipment that had previously been utilized primarily for the sports and collectible picture card market was sold. Lease agreements were renegotiated resulting in significant savings to the company. Further contributions to improve gross margin were the closing of an Outlook Packaging production facility and two Outlook Graphic's warehouses. Inventory write offs were reduced to $500,000 in fiscal 1997, which was a $1.3 million improvement from $1.8 million in fiscal 1996. Management has developed a program to further reduce inventory but does not currently believe that such inventory dispositions will have a material effect on continuing operations. However, actual results will be determined by the ability to attract buyers or use materials in the normal course of business.

Selling, general and administrative expenses decreased to 13.7% of net sales for fiscal 1997 compared to 16.8% in the prior year, or $3.4 million. Of this amount, $2.5 million results from reduction of the provision for doubtful accounts to $500,000 from the unusually high provision in fiscal 1996. Approximately $900,000 of additional savings was generated by personnel reductions, primarily at Outlook Graphics and Outlook Packaging.

Interest expense as a percent of net sales increased to 3.9% in fiscal 1997 versus 3.1% in fiscal 1996. Although total debt at fiscal 1997 year end was lower than fiscal 1996 year end, interest expense increased $300,000 primarily due to a higher cost of funds.

Other income decreased $900,000 to 1.0% of net sales versus 2.0% in the prior year. Fiscal 1997 other income reflects sales of non-strategic equipment, most of which was previously utilized for the production of sports and collectible picture cards. In addition, fiscal 1997 includes a $600,000 gain realized on the sale of the company's former Barrier subsidiary, which was partially financed by the company.

The above factors resulted in a $9.1 million improvement in pretax earnings from continuing operations compared to fiscal 1996. Losses from continuing operations were reduced to 0.7% of sales in fiscal 1997 from 12.1% in fiscal 1996. As a result, the company recorded an income tax expense equal to only 0.1% of net sales. The tax provision for fiscal 1997 includes a valuation allowance to reserve for the possible limitation of the company realizing various state tax benefits.

The food processing segment, now accounted for as a discontinued operation, posted net sales of $16.8 million, a decrease of $15.2 million, or 48% under prior year levels. In total, 67% of fiscal 1997 sales in this segment were to Nestle Beverage Company and its affiliates ("Nestle"), as compared to 94% in fiscal 1996. As previously disclosed and further described below under "General Factors", the company's contract to blend sauces and gravies for Nestle expired in fiscal 1996.

The $900,000 loss from discontinued operations is $1.3 million below fiscal 1996's performance of earnings of $405,000. The loss is primarily due to the food processing segment's loss in net sales described above.

In summary, fiscal 1997 yielded a net loss of $1,470,000, comprised of $0.12 per share from continuing operations and $0.20 per share from discontinued operations. Fiscal 1996 generated a net loss of $5,558,000, comprised of $1.28 per share from continuing operations and a gain of $0.09 per share from discontinued operations.


           General Factors

Because of the project-oriented nature of the company's business, the company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers: However, during previous fiscal years, the company substantially depended upon sales to Fleer and Nestle. As indicated below, both of those customers have taken actions which reduced the project volume in fiscal 1996 and 1997 and which are expected to affect fiscal 1998 and beyond. In fiscal 1997, sales to Kraft Foods and affiliates represented 14% of net sales from continuing operations compared to 13% in fiscal 1996.

The company has experienced a significant decline in net sales relating to the sports and other picture card business. In fiscal 1997, sales relating to the sports and collectible cards were 2% of net sales from continuing operations as compared to 16% in fiscal 1996 and 36% in fiscal 1995. During fiscal
1996, Fleer Corp., the company's former largest customer in the sports and collectible card market, selected a vendor other than the company for its outsourced work. The company has also experienced the continuing effects of the downward trend in overall demand in the sports and collectible picture card market, strong competition for collectible card projects and competitive pricing pressures. These factors have affected both the volume and pricing of the company's services relating to collectible cards. The company expects the percentage of its business related to collectible cards to remain low in fiscal 1998 as a result of these factors.

As previously disclosed, Outlook Foods, which the company is seeking to divest, had a contract to blend sauces and gravies for Nestle which expired in December 1995. The contract was not renewed because of Nestle's desire to bring the work in-house in order to utilize its excess capacity. The company was able to extend this contract through the end of fiscal 1996. In total, sauces and gravies yielded $18.5 million in sales in fiscal 1996 and no business in fiscal 1997. This represented 61% of sales to Nestle in fiscal 1996 and 65% in fiscal 1995. The company continues to manufacture malted milk products for Nestle under a separate contract which expires in December 1997. In addition, Nestle purchases other products on a non-contractual basis. Discussions have also been held with Nestle regarding potential new contractual business in the future. However, there can be no assurances and the announced divestiture of Outlook Foods could adversely affect the operations of the food segment, as could a decision by Nestle not to renew the malted milk contract.

Changes in the company's project mix and timing of projects make predictability of the company's future results very difficult. Other than under Nestle's agreement, customers generally purchase the company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the company is required to purchase substantial inventories or special machinery to meet orders. The company believes that operating without long-term contracts is consistent with industry practices, although it increases the company's vulnerability to losses of business and significant period-to-period changes.

The company uses complex and specialized equipment to provide its services. Therefore, the company is dependent upon the functioning of such machinery, and its ability to acquire and maintain appropriate equipment.

FISCAL 1996 COMPARED TO FISCAL 1995

Outlook Group net sales from continuing operations for fiscal 1996 were $79.3 million, a decrease of $12.3 million, or 13.4% from fiscal 1995 sales of $91.6 million. The major factor in this decline was a $20.1 million reduction in sales to the sports and collectible picture card market. The reduction resulted from the factors described above, and was experienced primarily in the third and fourth fiscal quarters of fiscal 1996. In total, sales to this market declined to 16% of Outlook Group net sales versus 36% in 1995.

     Net sales in the "Other" category in the graphic services segment increased by $7.0 million to $12.7 million in fiscal 1996. Gains were posted in the company's mailing and fulfillment centers. In addition, the company reflected the first full year of sales activity at Barrier which was acquired in February 1995. Outlook Publishing, sold in the first month of fiscal 1996, had posted sales of $0.7 million in fiscal 1995.

     Gross profit as a percent of net sales declined to 5.8% in fiscal 1996 from 15.9% in fiscal 1995. Several factors contributed to this decline, including significantly lower sales volumes at Outlook Graphics; numerous operating issues at Outlook Packaging including pricing, waste and operating inefficiencies; high development costs at Barrier; and fourth quarter provisions totaling $1.8 million for inventory obsolescence.

     Selling, general and administrative expenses increased to 16.8% of net sales for fiscal 1996 as compared to 14.5% in the prior year. Significant savings were achieved through administrative staffing reductions and the sale of Outlook Publishing. However, increases in expenses were generated primarily by $3.0 million in accounts receivable write-offs and reserves of which $2.5 million related to one customer in the trading card market. Generally, lower sales levels also contributed to the increased percentage.

     Interest expense as a percent of sales increased to 3.1% in fiscal 1996 versus 2.1% in fiscal 1995. The increase primarily resulted from increased borrowings.

     Other income increased to 2.0% of net sales versus 1.0% in the prior year. Additional income was generated by the gains on the sale of Outlook Publishing as well as sales of certain non-strategic equipment.

     The above mentioned factors combined to generate a pre-tax loss from continuing operations of 12.1% of net sales. As a result, the company recorded an income tax benefit equal to 4.6% of net sales. This will generate a tax refund as nearly half of the tax losses are carried back. The balance will be carried forward.

     The food processing segment, now accounted for as a discontinued operation, posted sales of $32.1 million, an increase of $3.0 million, or 10.3% over prior year levels. In total, 94% of fiscal 1996 sales in this segment were to Nestle, as compared to 90% in fiscal 1995.

     As previously disclosed and further described above under "General Factors", the company's contract to blend sauces and gravies for Nestle expired in fiscal 1996. The $405,000 earnings from discontinued operations was $698,000 below fiscal 1995's earnings of $1.1 million. The loss is primarily due to reduced margins on the Nestle gravies and sauces contract.

     In summary, fiscal 1996 yielded a net loss of $5,558,000, comprised of a loss of $1.28 per share from continuing operations and a gain of $0.09 per share from discontinued operations. This included fourth quarter adjustments totaling $0.63 per share, primarily relating to the write-offs and reserves for accounts receivable and inventory. Fiscal 1995 results produced net income of $1,285,000, comprised of $0.03 per share from continuing operations and $0.23 per share from discontinued operations. Average shares outstanding declined due to stock repurchases of 250,000 in fiscal 1995 and an additional 100,000 shares in fiscal 1996.

Liquidity and Capital Resources

As shown on the Consolidated Statements of Cash Flows, fiscal 1997 cash provided from operating activities, net of the effect of the disposition of Barrier, was $6.9 million as compared to cash used in operating activities of $1.9 million in fiscal 1996. The company's cash position was further enhanced by an additional $1.2 million being generated by investing activities. The cash generated from these sources was used to pay down the company's debt by a net $8.5 million.

In addition to cash generated as a result of improved operations, the company's operating cash benefited by $2.0 million as a result of reduced trade receivables and inventories. The company reduced these balances in response to declining sales and its continuing evaluation of inventory usage and the credit worthiness of its customers. During fiscal 1997, the company provided $1.1 million for additional reserves and write-downs of receivables and inventory as compared to $4.8 million in fiscal 1996. The company believes that a portion of its inventories remain in excess of current requirements. Management has developed a program to reduce inventories to desired levels over the near term but does not currently believe that such inventory dispositions will have a material effect on continuing operations. At May 31, 1997, 28% of the accounts receivable balance pertain to Kraft and Nestle, the company's two largest customers, both of which maintain current balances. No other customer accounted for 10% or more of the company's accounts receivable balance. The net deferred income tax liability increased by $321,000 over fiscal 1996. The biggest components of this change were a decreased deferred tax liability resulting from the sale of various assets, an increased deferred tax liability from refinancing various leased assets, and a reduced deferred tax asset from realizing tax benefits from the disposal of obsolete inventories. During the year, the company benefited from tax refunds that resulted from tax loss carrybacks to prior years. Reduced cash from accrued liabilities primarily reflects the impact of personnel reductions and less interest accrued for reduced loan balances. Cash used for "Other" assets includes investment in art and engraving and changes in other receivables.

Cash from investing activities recognizes the benefit of $5.5 million from sales of various assets partially offset by $4.3 million of current year investments in plant and equipment. The sale of the company's Barrier Films subsidiary was the largest asset transaction of the year. Other significant assets that were sold this year were previously utilized for the production of product for the sports and collectible picture card market.

Net cash used in financing activities was $8.5 million, which represents the company's net reduction of debt. The company was able to reduce its debt as a result of cash available from various asset sales described above, and improved management of operations and working capital.

The company entered into a new bank credit facility in November 1996. The facility provides for a maximum revolving credit commitment of $25.0 million less $5.6 million to be used for standby letters of credit. A term loan in the amount of $4.9 was also obtained. Interest on the debt varies with the company's selection to have the debt be based upon margins over the bank determined reference rate or a LIBOR rate. The company's actual rate is dependent upon the company's performance against a specific ratio as measured against a predetermined performance chart. In addition to the new bank facility, the company continued a previously existing $11 million term note which extends through the year 2004.

During fiscal 1997, the company did not satisfy several debt covenants for which it obtained waivers from its lenders. These covenants have been renegotiated with the lenders for fiscal 1998 and beyond.

At July 31, 1997, the company had drawn $3.8 million under its revolving credit facility, as compared to $4.9 million at May 31, 1997 and $12.0 million at May 31, 1996. These amounts are in addition to $12.0, $12.3, and $13.7 million of term debt at those dates.

The company anticipates capital expenditures of approximately $2.5 million in fiscal 1998. The company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities.

The company regularly reassesses how its various operations complement the company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain assets or existing operations.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS
During 1997, the Financial Accounting Standards Board issued the following statements: (1) Statement No. 128, "Earnings Per Share," which simplifies the standards for computing earnings per share. This Statement is effective for the company's fiscal 1998 third and fourth quarter interim and annual financial statements. The company does not believe that this Statement will have a significant impact on the company's earnings per share calculation. (2) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for the company's fiscal 1999 financial statements. The company is evaluating the extent to which its segment reporting may be affected by this Statement.

OTHER
In general, the company believes that the effects of inflation on the company have not been material in recent years.

PRINCIPAL CLASSES OF SERVICES
The following table sets forth the approximate amount and percentage of net sales (excluding the net sales of discontinued operations) contributed by each class of the company's graphic services segment during the last three fiscal years:




YEAR ENDED MAY 31,
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                    Net Sales by Class
                                          1997                                 1996                          1995
------------------------------------------------------------------------------------------------------------------------------------

Graphic services
   Specialty printing                  $ 50,303       70%                     $ 56,055        71%          $  66,817     73%
   Converting and packaging               6,410        9%                       10,506        13%             19,141     21%
   Other                                 15,341       21%                       12,744        16%              5,662      6%
------------------------------------------------------------------------------------------------------------------------------------
Total                                   $72,054      100%                      $79,305       100%          $  91,620    100%
------------------------------------------------------------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not required of the Company at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements (including the notes thereto and the accountants' report thereon) required by this item are set forth on pages F-1 through F-17 of this Report, and are incorporated herein by reference. See also "Index to Financial Statements and Financial Statement Schedules" following Item 14 herein. Supplementary data is not required to be presented, as the Company does not meet the criteria for mandatory filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about October 16, 1997 ("1997 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 1997 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this item is incorporated by reference to "Certain Transactions" in the 1997 Annual Meeting Proxy Statement.

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

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report:


                                                                                          PAGE NUMBER IN 1996
                                                                                             ANNUAL REPORT
                                                                                         ---------------------
         Consolidated Balance Sheets as of May 31, 1997 and 1996  . . . . . . . . .               F-1

         Consolidated Statements of Operations for the years ended May 31, 1997, 1996
                 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               F-2

         Consolidated Statements of Shareholders' Equity for the years ended
                 May 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . .               F-3

         Consolidated Statements of Cash Flows for the years ended May 31, 1997,
                 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .               F-4

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .               F-5

         Report of Independent Certified Public Accountants . . . . . . . . . . . .              F-15


         The following financial statement schedule of the Company, and the accountants' report thereon, appear on the indicated pages in this Form 10-K Annual Report:


                                                                                          PAGE NUMBER IN 10-K
                                                                                          -------------------
         Report of Independent Certified Public Accountants on
                 Financial Statement Schedule . . . . . . . . . . . . . . . . . . .              F-16

         Schedule II -- Valuation and Qualifying Accounts . . . . . . . . . . . . .              F-17

---CONSOLIDATED BALANCE SHEETS

MAY 31,
(in thousands except share and per share amounts)                                                    1997            1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                                            $     --         $     298
  Accounts receivable, less allowance for doubtful accounts of
      $1,124 and $896, respectively                                                                      12,640            14,785
  Inventories                                                                                             9,857            12,127
  Deferred income taxes                                                                                     708             1,181
  Income taxes refundable                                                                                   725             1,964
  Other                                                                                                   2,120             1,935
------------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                                26,050            32,290

Property, plant and equipment
  Land                                                                                                    1,051             1,051
  Buildings and improvements                                                                             15,128            15,196
  Machinery and equipment                                                                                43,759            46,418
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         59,938            62,665
  Less accumulated depreciation                                                                          23,326            19,882
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         36,612            42,783
Other assets                                                                                              4,958             2,780
------------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                                                         $ 67,620         $  77,853
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                                                                 $  6,674         $   1,532
  Accounts payable                                                                                        4,081             4,147
  Cash overdraft liability                                                                                1,605                --
  Accrued liabilities
     Salaries and wages                                                                                   1,482             1,737
     Other                                                                                                  840             1,174
------------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                       14,682             8,590
Long-term debt, less current maturities                                                                  16,156            30,859
Deferred income taxes                                                                                     3,311             3,463
Shareholders' equity
  Cumulative preferred stock, $.01 par value -- authorized
     1,000,000 shares; none issued                                                                           --                --
  Common stock, $.01 par value -- authorized 15,000,000 shares;
     5,099,382 shares issued and outstanding                                                                 51                51
  Additional paid-in capital                                                                             18,415            18,415
  Retained earnings                                                                                      19,454            20,924
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         37,920            39,390
  Less 450,000 shares of treasury
     stock at cost, both years                                                                            4,449             4,449
------------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                             33,471            34,941
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                                           $ 67,620         $  77,853
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---
CONSOLIDATED STATEMENTS OF OPERATIONS



YEAR ENDED MAY 31,
------------------
(in thousands except share and per share amounts)                    1997         1996         1995
---------------------------------------------------------------------------------------------------
Net sales                                                      $   72,054   $   79,305   $   91,620
Cost of goods sold                                                 61,168       74,683       77,046
---------------------------------------------------------------------------------------------------
Gross profit                                                       10,886        4,622       14,574
Selling, general and administrative expenses                        9,904       13,347       13,303
---------------------------------------------------------------------------------------------------
Operating profit (loss)                                               982       (8,725)       1,271
Other income (expense):
 Interest expense                                                  (2,778)      (2,506)      (1,930)
 Other income                                                         746        1,609          959
 Gain on sale of subsidiary                                           556           --           --
---------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
 before income taxes                                                 (494)      (9,622)         300
---------------------------------------------------------------------------------------------------
Income tax expense (benefit)                                           58       (3,659)         118
Earnings (loss) from continuing operations                           (552)      (5,963)         182
Discontinued operations:
 Earnings (loss) from discontinued
  operations before income taxes                                   (1,492)         658        1,829
 Income tax expense (benefit)                                        (574)         253          726
---------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations                         (918)         405        1,103
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                            $   (1,470)  $   (5,558)  $    1,285
---------------------------------------------------------------------------------------------------
Net earnings (loss) per common share
 Continuing operations                                         $     (.12)  $    (1.28)  $      .03
 Discontinued operations                                             (.20)         .09          .23
---------------------------------------------------------------------------------------------------
Total                                                          $     (.32)  $    (1.19)        $.26
---------------------------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding                                                   4,649,382    4,661,882    4,884,607
---------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

---
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                        Common Stock   Additional                 Treasury Stock
                                        ------------    paid-in    Retained   ----------------------
(in thousands except share amounts)     Shares  Amount  capital    earnings      Shares      Amount    Total
----------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994              5,099,382     $51  $18,415     $25,197       100,000     $(1,089)   $42,574
  Acquisition of treasury stock             --      --       --          --       250,000      (2,473)    (2,473)
  Net earnings for 1995                     --      --       --       1,285            --          --      1,285
----------------------------------------------------------------------------------------------------------------

Balance at May 31, 1995              5,099,382      51   18,415      26,482       350,000      (3,562)    41,386
  Acquisition of treasury stock             --      --       --          --       100,000        (887)      (887)
  Net loss for 1996                         --      --       --      (5,558)           --          --     (5,558)
----------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996              5,099,382      51   18,415      20,924       450,000      (4,449)    34,941
  Net loss for 1997                         --      --       --      (1,470)           --          --     (1,470)
----------------------------------------------------------------------------------------------------------------

Balance at May 31, 1997              5,099,382     $51  $18,415     $19,454       450,000     $(4,449)   $33,471
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---CONSOLIDATED STATEMENTS OF CASH FLOWS



YEAR ENDED MAY 31,
-------------------------------------
(in thousands)                                          1997     1996     1995
--------------------------------------------------------------------------------
 Cash flows from operating activities:
   Net earnings (loss)                              $ (1,470) $(5,558) $  1,285


 Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                       5,952    5,655     4,413
   Provision for doubtful accounts                       639    3,030     2,491
   Gain on sale of assets                               (407)    (948)       --
   Gain on sale of subsidiary                           (556)
   Deferred income taxes                                 321   (1,626)     (147)
   Changes in assets and liabilities, net of effects
    of acquisitions and disposals of businesses:
     Accounts receivable                                 991     (346)   (4,257)
     Inventories                                       1,048    2,807    (2,647)
     Income taxes refundable                           1,239   (1,964)       --
     Accounts payable                                    575   (2,810)    2,237
     Accrued liabilities                                (420)    (328)      205
     Other                                              (966)     194      (606)
--------------------------------------------------------------------------------
      Net cash provided by (used in) operating
        activities                                     6,946   (1,894)    2,974
--------------------------------------------------------------------------------

Cash flows from investing activities:
 Acquisition of property, plant and equipment         (4,275)  (4,942)  (12,586)
 Decrease in equipment acquisition trust fund             --      401       701
 Proceeds from sale of assets                          2,604    1,755       773
 Purchase of business                                     --       --    (1,368)
 Proceeds from sale of subsidiary                      2,888       --        --
 Other                                                    --      (89)     (503)
--------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities   1,217   (2,875)  (12,983)
--------------------------------------------------------------------------------

Cash flows from financing activities:
 Increase (decrease) in revolving credit arrangement
   borrowings                                         (7,084)   7,400    (7,050)
 Increase in cash overdraft                            1,605       --        --
 Proceeds from long-term borrowings                    4,870       --    19,350
 Payments on long-term borrowings                     (7,347)  (1,528)   (2,361)
 Acquisition of treasury stock                            --     (887)   (2,473)
 Debt financing costs                                   (505)      --        --
--------------------------------------------------------------------------------
 Net cash(used in)provided by financing activities    (8,461)   4,985     7,466
--------------------------------------------------------------------------------
Net increase (decrease) in cash                         (298)     216    (2,543)
Cash and cash equivalents at beginning of year           298       82     2,625
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $     --  $   298  $     82
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

---
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES
A summary of the company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include all the accounts of Outlook Group Corp. and its wholly-owned subsidiaries: Outlook Label Systems, Inc. ("Outlook Label"); Outlook Foods, Inc. ("Outlook Foods") - see Note M; Outlook Packaging, Inc. ("Packaging"); and Barrier Films Corporation ("Barrier") through its disposal in May 1997 -- see Note J.
     All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Revenue Recognition
Revenue is recognized when services have been completed and the product has been shipped.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits and short-term investments with maturities of three months or less at time of purchase.

Accounts Receivable
As of May 31, 1997 and 1996, 28% and 18%, respectively, of the accounts receivable balance relates to two customers.
     Approximately 2%, 16%, and 36% of the company's sales from continuing operations for the years ended May 31, 1997, 1996 and 1995, respectively, relate to the production of sports and other collectible picture cards. In addition, 2% and 14% of the company's receivables as of May 31, 1997 and 1996, respectively, were concentrated in this market. Provisions for doubtful accounts were $639,000, $3,030,000 and $2,491,000 for the years ended May 31, 1997, 1996 and 1995, respectively.
     At May 31, 1997, the company has recorded an allowance for doubtful accounts of $1,124,000. The company has estimated this amount based on information currently available. Due to uncertainties inherent in the estimation process it is reasonably possible that this estimate will change in the near term.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:


                    Buildings and improvements  10-40 years
                    Machinery and equipment      5-10 years


Depreciation expense was $5,598,000, $5,280,000 and $4,022,000 for the years ended May 31, 1997, 1996 and 1995, respectively. Significant additions or improvements extending the useful lives of assets are capitalized. Repairs and maintenance are charged to earnings as incurred. Upon retirement or disposal of assets, the applicable costs and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the company's stock at the date of grant over the exercise price. See Note F.

Income Taxes
Deferred tax assets, net of any applicable valuation allowance, and liabilities are established for the future tax effects of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes, as measured by applying current tax laws.

Earnings Per Share
Net earnings per share is computed based on the weighted average number of shares of common stock outstanding during each year. The effect of common stock equivalents on earnings per share is not material.

During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which simplifies the standards for computing earnings per share. This Statement is effective for financial statements for the company's fiscal 1998 third and fourth quarter interim and annual financial statements. The company does not believe that this Statement will have a significant impact on the company's earnings per share calculations.

Reclassifications
Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation.

NOTE B -- INVENTORIES
Inventories consist of the following at May 31:




(in thousands)
--------------------------------------------------------------------------------
                                                   1997         1996
--------------------------------------------------------------------------------
Raw materials                                    $ 4,523      $ 7,543
Work-in-process                                    1,666        1,658
Finished goods                                     3,668        2,926
--------------------------------------------------------------------------------
                                                 $ 9,857      $12,127
--------------------------------------------------------------------------------


NOTE C - LONG-TERM DEBT
Long-term debt consists of the following at May 31:
--------------------------------------------------------------------------------
                                                    1997        1996
----------------------------------------------------------------------
                                                   (in thousands)

Revolving credit arrangement (described below)   $ 4,917      $   --
Term note payable, due in quarterly principal
 installments ranging from $183,334 to
 $433,834 from September 16, 1997 through
 June 16, 2004, plus interest at a weighted
 average interest rate of 9.15%                   10,587       11,000
Industrial development bond, due in annual
 principal installments ranging from
 $100,000 to $1,600,000 from August 1,
 1999 through August 1, 2004, plus
 interest at a floating rate determined by a
 remarketing agent (5.28% at May 31, 1997)         4,000        4,000
Term notes payable, due in monthly installments
 through November 1, 1999 (described below)        1,726           --
Industrial development bond, due in annual
 principal installments of $400,000 through
 September 1, 2000, plus interest at a
 floating rate determined by a remarketing
 agent (5.40% at May 31, 1997)                     1,600        2,000
Revolving credit arrangement, paid during 1997        --       12,000
Note payable, paid during 1997                        --        2,719
Industrial development bond, paid during 1997         --          672
--------------------------------------------------------------------------------
                                                  22,830       32,391
Less current maturities                            6,674        1,532
--------------------------------------------------------------------------------
                                                 $16,156      $30,859
--------------------------------------------------------------------------------


     On November 5, 1996, the company and its subsidiaries entered into a Loan and Security Agreement (the "Agreement") with a bank, which provided revised credit facilities. The Agreement provides for a term loan to the company and its subsidiaries in the aggregate amount of $4,870,000 and a revolving credit arrangement (the "Revolver") for maximum borrowings of $25,000,000, including an irrevocable stanby letter of credit in the aggregate amount of $5,600,000. The Revolver matures on November 5, 1999. Due to subjective acceleration clauses and a lockbox provision contained in the Agreement, the

Company has classified the outstanding balance on the Revolver as a current liability as of May 31, 1997. Borrowings under the Revolver bear interest, at the Company's option, at a bank determined reference rate or a LIBOR based rate. The weighted average interest rate for this debt was 9.1% at May 31, 1997. The amount available under the Revolver as of May 31, 1997 was $19,400,000 and is based on either the lesser of $25,000,000 less the amount available under the letters of credit, or the sum of 80% of eligible accounts receivable and 60% of eligible raw materials and finished goods inventories. A commitment fee of 3/8 of 1% per annum on the unused portion of the Revolver is paid monthly. The term notes under the Agreement require monthly installment payments of $50,000 with a final installment due on November 1, 1999. The term notes bear interest, at the company's option, at a bank determined reference rate or a LIBOR based rate. The weighted average interest rate for the term notes was 9.5% at May 31, 1997.

     Proceeds from the sale of industrial development bonds were held by a bank under a trust agreement until used to purchase new machinery and equipment. These funds were depleted during the year ended May 31, 1996.

     Substantially all the company's assets have been pledged as collateral under the various debt agreements. The creditors party to the term notes and revolving credit arrangement have a priority security interest over the remaining creditors. The term notes, revolving credit arrangements, and industrial development bond obligations are subject to the terms of certain agreements which contain provisions setting forth, among other things, fixed charges restrictions, net worth and debt-to-equity requirements, and restrictions on property and equipment additions, loans, investments, other borrowings, and acquisitions and redemptions of the company's stock or the issuance of stock except for cash. Additionally, the company may not pay cash dividends without the prior consent of certain of its lenders. During the year the company did not satisfy the covenants relating to its fixed charge ratio and tangible net worth requirement. The company has obtained waivers for these covenants from the lenders and has renegotiated certain covenants with the lenders for fiscal 1998 and beyond.

     The carrying amounts of the company's long-term debt approximates its fair value based on rates currently available to the company for long-term borrowings with similar terms and remaining maturities.


     At May 31, 1997, future maturities of long-term debt, excluding the revolving credit arrangement, are as follows:


(in thousands)
--------------------------------------------------------------------------------
1998                                     $1,757
1999                                      2,382
2000                                      2,686
2001                                      2,510
2002                                      2,211
Thereafter                                6,367
--------------------------------------------------------------------------------
                                        $17,913
--------------------------------------------------------------------------------

NOTE D -- EMPLOYEE BENEFIT PLANS
The company offers a 401(k) savings plan for all employees that meet certain eligibility requirements. Employee contributions to the plan are made through payroll deductions. In addition, the company matches 40-50% of the first 6% of each employee's contribution.

Employer matching contributions under the 401(k) plan for the years ended May 31, 1997, 1996 and 1995 were $238,000, $308,000 and $261,000, respectively.
     The company is not obligated to provide any postretirement medical or life insurance benefits or any postemployment benefits to its employees.

NOTE E -- INCOME TAXES
The provision (benefit) for income taxes from continuing operations consist of the following:

(in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                          1997      1996        1995
-------------------------------------------------------------------------------------------------------------------------

 Currently payable (refundable):
  Federal                                                 $(539)     $(1,957)    $295
  State                                                     (31)          (1)      46
-------------------------------------------------------------------------------------------------------------------------
                                                           (570)      (1,958)     341
-------------------------------------------------------------------------------------------------------------------------
 Deferred:
  Federal                                                   371       (1,133)    (183)
  State                                                     257         (568)     (40)
-------------------------------------------------------------------------------------------------------------------------
                                                            628       (1,701)    (223)
-------------------------------------------------------------------------------------------------------------------------
                                                          $  58      $(3,659)    $118
-------------------------------------------------------------------------------------------------------------------------



     The reconciliation of income tax from continuing operations computed at the statutory federal income tax rate to the company's effective income tax rate, expressed as a percentage of pre-tax earnings (loss), is as follows:



----------------------------------------------------------------------------------------------------------------
                                                          1997         1996        1995
----------------------------------------------------------------------------------------------------------------
 Statutory federal income tax rate                         (34.0)%      (34.0)%    34.0%
 State income taxes, net                                     3.6         (4.1)      3.7
 Increase in valuation allowance                            41.9           --        --
 Other                                                       0.2           .1       1.6
----------------------------------------------------------------------------------------------------------------
                                                            11.7%       (38.0)%    39.3%
----------------------------------------------------------------------------------------------------------------



     The components of the net deferred income tax liability as of May 31, 1997 and 1996 are as follows :

(in thousands)
--------------------------------------------------------------------------------------------------
                                                          1997         1996
--------------------------------------------------------------------------------------------------
 Deferred tax assets:
  Employee benefits                                        $  204       $  201
  Inventories                                                 221          507
  Accounts receivable                                         432          421
  Tax carryforwards                                         2,299        2,259
  Other                                                        63           82
--------------------------------------------------------------------------------------------------
                                                            3,219        3,470
 Less valuation allowance                                    (207)          --

                                                            3,012        3,470
--------------------------------------------------------------------------------------------------
 Deferred tax liabilities:
  Property, plant and equipment                             5,236        5,595
  Other                                                       379          157
--------------------------------------------------------------------------------------------------
                                                            5,615        5,752
--------------------------------------------------------------------------------------------------
 Net deferred income tax liability                         $2,603       $2,282
--------------------------------------------------------------------------------------------------

     As of May 31, 1997, the company has $1,778,000 of alternative minimum tax credit carryforwards, which are available to reduce future regular federal income tax liabilities. The company also has certain loss and tax credit carryforwards for state income tax purposes which, net of related federal taxes, approximate $521,000. These state carryforwards expire in varying amounts through 2012.

     The company has recorded a valuation allowance during 1997 to reflect the estimated amount of state deferred tax assets which may not be realized due to the possible limitation on the future use of certain state tax loss and credit carryforwards.

NOTE F -- STOCK OPTIONS
In 1990, the shareholders approved the 1990 Stock Option Plan which provides for the granting of stock options as an incentive to officers and certain key salaried employees. The 1990 Plan provides for the issuance of up to 200,000 shares of common stock at an exercise price which may not be less than the market price of the common stock on the date of the grant. Options granted prior to 1996 became exercisable six months after the date of grant. Options granted during 1996 and 1997 become exercisable one year after the date of grant.

     Transactions and weighted average exercise prices under the 1990 Plan and predecessor plans during the years ended May 31, 1997, 1996 and 1995, are summarized as follows:




--------------------------------------------------------------------------------------------------------------------------------
                                                                                Shares        Price
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding at May 31, 1994                                              142,750       $11.38
Granted                                                                           10,000       $ 9.75
Expired                                                                          (82,500)      $11.38
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding at May 31, 1995                                               70,250       $11.16
Granted                                                                           77,500       $ 4.44
Expired                                                                          (60,250)      $11.38
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding at May 31, 1996                                               87,500       $ 5.02
Granted                                                                           82,750       $ 5.00
Expired                                                                          (19,500)      $ 4.45
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding at May 31, 1997                                              150,750       $ 5.16
================================================================================================================================


     The outstanding stock options at May 31, 1997 have a range of exercise prices between $4.38 and $5.75 per share, a weighted average contractual life of approximately 6.1 years, and a maximum term of 10 years from the date of grant. At May 31, 1997, 94,750 options are exercisable at a weighted average exercise price of $5.14. The weighted average fair value at date of grant for options granted during 1997 and 1996 was $1.48 and $1.19, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

---------------------------------------------------------
                                1997        1996
---------------------------------------------------------
Expected life (years)            2            2
Risk-free interest rate         6.1%         5.9%
Expected volatility            62.4%        52.6%
Expected dividend yield          --           --
---------------------------------------------------------

     The company applies Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the statement of operations. Had compensation cost been determined under an alternative method suggested by Statement of Financial Accounting

Standards No. 123, "Accounting for Stock-Based Compensation," the effect on the 1997 and 1996 net earnings(loss) and earnings(loss) per share would not have been significant.

NOTE G -- COMMITMENTS AND CONTINGENCIES
The company has a number of operating lease agreements primarily involving manufacturing equipment and warehouse space. These leases are noncancelable and expire on various dates through 2002.

     The following is a schedule, by fiscal year, of the rental payments due under noncancelable operating leases, as of May 31, 1997:


(in thousands)
---------------------------------------------------------
1998                        $2,235
1999                         2,235
2000                         2,103
2001                         2,260
2002                         3,055
Thereafter                   2,204
---------------------------------------------------------
Total                      $14,092


     Rent expense for the years ended May 31, 1997, 1996 and 1995 was $2,838,000, $4,219,000 and $4,402,000, respectively.

NOTE H -- BUSINESS SEGMENTS AND MAJOR CUSTOMERS
The company conducts its operations primarily in one industry segment - graphic services. This segment offers an array of related services including specialty printing, converting and packaging, and distribution. Outlook Foods Inc., previously reported as the food processing segment of the company, was classified during fiscal 1997 as a discontinued operation - see Note M.

--------------------------------------------------------------------------------
     During the years ended May 31, 1997, 1996 and 1995, the company had sales to certain customers that accounted for more than 10% of the company's net sales from continuing operations, as follows:
--------------------------------------------------------------------------------


-----------------------------------------------------------
                             1997       1996       1995
-----------------------------------------------------------
 Kraft Foods, Inc.            14%        13%         *
 Fleer Corp.                   *          *         15%
-----------------------------------------------------------
  *Less than 10%

     During 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for the company's fiscal 1999 financial statements. The company is evaluating the extent to which its segment reporting may be affected by this Statement.

NOTE I -- SUPPLEMENTAL CASH FLOW INFORMATION
In fiscal 1997, the company sold its wholly owned subsidiary, Barrier Films, and accepted a note and deferred consideration recorded at $2,469,000 in partial consideration for the sale. See Note J.

     In fiscal 1996, the company sold certain assets related to its publishing division and accepted a note for $1,000,000 in partial consideration for the sale. The company also sold certain equipment in fiscal 1996, with $395,000 of the sales proceeds included in other current assets at May 31, 1996.

     Cash paid during the year:

(in thousands)
----------------------------------------------------------
                       1997         1996       1995
----------------------------------------------------------
Interest               $2,571       $2,493     $1,712
Income taxes           $   76       $  150     $1,615
----------------------------------------------------------

NOTE J -- BARRIER FILMS
In February 1995, the company purchased 100% of the issued and outstanding capital stock of Barrier Films Corporation ("Barrier") for approximately $1.4 million. The acquisition was accounted for using the purchase method of accounting; therefore the results of operations are included only from the acquisition date. Pro forma results of operations for fiscal 1995, assuming this acquisition had been made at the beginning of the fiscal year, would not have been materially different from the results reported.

     The company sold Barrier on May 9, 1997. Net proceeds from the sale included $2,888,000 in cash and a note receivable and deferred consideration of $2,469,000. The gain on the sale was $556,000 before income tax effect. Net sales and operating losses related to Barier through the date of sale included in the company's consolidated statements of operations were $6,662,000 and $(902,000), respectively, for the year ended May 31, 1997.


NOTE K -- RELATED PARTY TRANSACTIONS
At May 31, 1997, 1996 and 1995, the company held an 18% equity interest in one of its customers. This equity interest is reported under the cost method, with no carrying value reflected in the balance sheet. There were no sales to this customer during the year ended May 31, 1997. During the years ended May 31, 1996 and 1995, sales to this customer were approximately $2,765,000 and $7,500,000, respectively. During 1996, the company wrote off $2,500,000 of accounts receivable from this customer, based on management's estimate of potential losses on recovery. Balances due from this customer were $810,000 and $1,121,000 at May 31, 1997 and 1996, respectively. The company earned fees from the customer for consultation services of $145,000 and $1,094,000 during the years ended May 31, 1996 and 1995, respectively. Interest income of $153,000 and $59,000 on accounts receivable was recognized during the years ended May 31, 1996 and 1995, respectively. The company did not earn any fees from consultation services or recognize any interest income relating to this customer for the year ended May 31, 1997.
     During the first quarter of 1996 the company sold certain assets of its Outlook Publishing division to a company partially owned by an officer of Outlook Group Corp. The assets were sold for $1,100,000 with $100,000 payable at closing and $1,000,000 in periodic payments through May 2000. In addition, the company agreed to provide the purchaser with a revolving line of credit through July 14, 1996. At May 31, 1996, the line of credit balance was $657,000, which was subsequently paid off in June 1996.

NOTE L -- FOURTH QUARTER RESULTS
Fourth quarter write offs related to receivables and inventories decreased the fiscal 1997 fourth quarter gain before income tax benefit by approximately $360,000.

NOTE M  DISCONTINUED OPERATIONS
During the second quarter of fiscal 1997, the company adopted a formal plan to dispose of Outlook Foods, Inc. ("Foods"), a wholly-owned subsidiary located in Oconomowoc, Wisconsin. Foods is a food processing operation, involved primarily in dry-blended food processing and packaging. Foods incurred an operating loss of $840,000 from the date the plan was approved through the year ended May 31, 1997. Disposal of this subsidiary is expected to be in the form of a sale to be completed during fiscal 1998. Although the ultimate outcome is uncertain, at this time, management does not believe that it will incur a material loss on the eventual disposal of Foods. Results of operations have been restated to reflect the reclassification of Foods as a discontinued operation. Net sales generated from Foods were $16,804,000, $32,051,000, and $29,122,000 for the years ended May 31, 1997, 1996 and 1995, respectively. Sales to Nestle Beverage Company accounted for 67%, 94%, and 90% of Foods net sales for the years ended May 31, 1997, 1996 and 1995, respectively.

     The components of net assets of Foods included in the consolidated balance sheet at May 31, 1997 and 1996, are as follows:


(in thousands)                          1997                  1996
--------------------------------------------------------------------------------
Accounts receivable, net               $2,579                $1,683
Inventories                             2,903                 1,723
Deferred income taxes                     175                    72
Other current assets                       75                     5
                                      -------------------  -------------------
 Total current assets                   5,732                 3,483

Property, plant, and equipment, net     4,052                 4,292
Other assets, noncurrent                   43                    --
                                      -------------------  -------------------
 Total assets                           9,827                 7,775
                                      -------------------  -------------------
Accounts payable                        1,134                   627
Accrued liabilities and other             656                 1,358
                                      -------------------  -------------------
 Total current liabilities              1,790                 1,985

Deferred income taxes                     167                   360
                                      -------------------  -------------------
 Total liabilities                      1,957                 2,345
                                      -------------------  -------------------

 Net assets                            $7,870                $5,430
                                      -------------------  -------------------

STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

The consolidated financial statements and accompanying information were prepared by and are the responsibility of management. The statements were prepared in conformity with generally accepted accounting principles and, as such, include amounts that are based on management's best estimates and judgments.
     The internal control systems are designed to provide reliable financial information for the preparation of financial statements, to safeguard assets against loss or unauthorized use and to ensure that transactions are executed consistent with company policies and procedures. Management believes that existing internal accounting control systems are achieving their objectives and that they provide reasonable assurance concerning the accuracy of the financial statements.
     Oversight of management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee which consists solely of outside directors. The committee meets periodically with financial management to ensure that it is meeting its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The independent accountants have free access to meet with the Audit Committee without management's presence.



/s/ David L. Erdmann                       /s/ Thomas C. Aschenbrenner
David L. Erdmann                           Thomas C. Aschenbrenner
Chairman and CEO                           Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS AND SHAREHOLDERS
OUTLOOK GROUP CORP. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Outlook Group Corp. and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a tests basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outlook Group Corp. and Subsidiaries as of May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

                                        /s/ Coopers & Lybrand L.L.P.
                                        Coopers & Lybrand L.L.P.

Milwaukee, Wisconsin
July 9, 1997, except for certain information in Note C, for which the date is August 24, 1997.

                        [COOPERS & LYBRAND LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Outlook Group Corp. and Subsidiaries

Our report on the consolidated financial statements of Outlook Group Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 20 of the 1997 Annual Report to Shareholders of Outlook Group Corp. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 13 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                  /S/ COOPERS & LYBRAND L.L.P.
                                                  ----------------------------
                                                  COOPERS & LYBRAND L.L.P.



Milwaukee, Wisconsin

July 9, 1997

OUTLOOK GROUP CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)



                                                  Additions
                                     Balance      Charged to
                                   Beginning of   costs and                   Balance
Year Ended May 31, 1997               Year         expenses   Deductions    End of Year
-----------------------            -----------    ----------  ----------    -----------
Allowance for doubtful accounts      $   896       $   639     $   411       $   1,124

Accumulated amortization
 of goodwill                             265            61           7             319

Accumulated amortization
 of deferred financing costs             569           200           -             769


Year Ended May 31, 1996
-----------------------

Allowance for doubtful accounts          725         3,030       2,859             896

Accumulated amortization of goodwill     210            55           -             265

Accumulated amortization of deferred
 financing costs                         428           141           -             569


Year Ended May 31, 1995
-----------------------

Allowance for doubtful accounts          676         2,491       2,442             725

Accumulated amortization of goodwill     161            49           -             210

Accumulated amortization of deferred
 financing costs                         311           117           -             428


                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


OUTLOOK GROUP CORP.


By  /s/ David L. Erdmann
    ---------------------------
David L. Erdmann, Chairman                                     September 3, 1997


                   ----------------------------------------

                               POWER OF ATTORNEY



         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Erdmann, Joseph J. Baksha and

Thomas C. Aschenbrenner, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                   ----------------------------------------

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF SEPTEMBER 3, 1997.

                                 SIGNATURE AND TITLE                                         SIGNATURE AND TITLE
                                 -------------------                                         -------------------
                                /s/ David L. Erdmann                                       /s/ Richard C. Fischer
                 ---------------------------------------------------         ---------------------------------------------------
                       David L. Erdmann, Chairman, Chief Executive                      Richard C. Fischer, Director
                                Officer and Director

                             /s/ Thomas C. Aschenbrenner                                       /s/ Pat Richter
                 ---------------------------------------------------         ---------------------------------------------------
                                 Thomas C. Aschenbrenner                                    Pat Richter, Director
                               Chief Financial Officer
                           (and principal accounting officer)

                                /s/ Harold J. Bergman                                     /s/ Charles E. Thompson
                 ---------------------------------------------------         ---------------------------------------------------
                             Harold J. Bergman, Director                                Charles E. Thompson, Director

                                /s/ Jeffry H. Collier                                      /s/ A. John Wiley, Jr.
                 ---------------------------------------------------         ---------------------------------------------------
                             Jeffry H. Collier, Director                                A. John Wiley, Jr., Director

                                 /s/ James L. Dillon
                  --------------------------------------------------
                              James L. Dillon, Director


                              OUTLOOK GROUP CORP.
                                (THE "COMPANY")

                                 EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 1997

                                                                   INCORPORATED HEREIN                    FILED
EXHIBIT NO.                     EXHIBIT                              BY REFERENCE TO                      HEREWITH
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

   4.1              Articles III, IV and VI of the Restated          Contained in Exhibit 3.1
                    Articles of Incorporation of the Company         hereto

   4.2(a)           Amended and Restated Note Purchase               Exhibit 4.1 to the
                    Agreement dated November 5, 1996 between         Company's Quarterly
                    the Company and State of Wisconsin               Report on Form 10-Q for
                    Investment Board*                                the quarter ended
                                                                     November 29, 1996 ("11/96
                                                                     10-Q")

   4.2(b)           Waiver and Amendment thereto dated August                                               X
                    21, 1997

   4.3(a)           Loan and Security Agreement dated November       Exhibit 4.2 to 11/96 10-Q
                    5, 1996 among the Company and its
                    subsidiaries and Bank America Business
                    Credit, Inc.*

   4.3(b)           Waiver and Amendment thereto dated                                                      X
                    August 20, 1997

   4.4(a)           Reimbursement Agreement dated August 1,          Exhibit 4.4(a) to the
                    1994 between Outlook Packaging, Inc.             Company's Annual Report
                    ("Packaging") and Firstar Bank, relating         on Form 10-K for the
                    to $4,000,000 City of Oak Creek Industrial       fiscal year ended May 31,
                    Revenue Bonds*                                   1994 ("1994 10-K")

                                                                      INCORPORATED HEREIN           FILED
EXHIBIT NO.                        EXHIBIT                              BY REFERENCE TO           HEREWITH
-----------                        -------                            -------------------         --------
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

10.1             1990 Stock Option Plan**                         Exhibit 10.1 to S-1

10.2             Management Incentive Plan**                      Exhibit 10.2(a) to 1994
                                                                  10-K

10.3(a)          Employment Agreement dated June 1, 1994          Exhibit 10.4 to 1994 10-K
                 between David L. Erdmann and the Company
                 (superseded)**

10.3(b)          Employment Agreement dated June 1, 1997                                              X
                 between David L. Erdmann and the Company**

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

10.6             Master Lease Agreement dated March 13,                                               X
                 1997 between the Company and General
                 Electric Corporation*

10.7             Letter of Credit Agreements No. One and                                              X
                 No. Two dated March 13, 1997 between
                 Outlook Group Corp. and General Electric
                 Corporation

                                                                      INCORPORATED HEREIN           FILED
EXHIBIT NO.                        EXHIBIT                              BY REFERENCE TO           HEREWITH
-----------                        -------                            -------------------         --------
10.8(a)          Master Lease Purchase Agreement and              Exhibit 10.14 to S-1
                 Amendment No. 1 thereto, all dated March
                 20, 1991 by and between Metlife Capital
                 Corporation and the Company (terminated)

10.8(b)          Lease Purchase Addendum No. 2 dated March        Exhibit 19.1(a) to the
                 26, 1993, and related Cross                      Company's Quarterly
                 Collateralization Agreement (terminated)         Report on Form 10-Q for
                                                                  the Quarter Ended
                                                                  February 28, 1993

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

10.10            Employment Agreement dated as of June 1,                                             X
                 1997 between the Company and Joseph J.
                 Baksha**

10.11            Assignment and Assumption dated as of            Exhibit 10.3 to the
                 October 15, 1993 among Packaging, Sunrise        Company's Current Report
                 and Fleet Credit Corporation, and related        on Form 8-K dated
                 Company guaranty (terminated)                    October 18, 1993

10.12            Master Lease Agreement dated December 13,        Exhibit 10 to the
                 1993 between the Company and Firstar             Company's Quarterly
                 Leasing Services Corporation and related         Report on Form 10-Q for
                 lease schedule (terminated)                      the quarter ended
                                                                  November 30, 1993

10.13(a)         Purchase and Sale Agreement dated as of          Exhibit 10.15 to 1995
                 July 14, 1995 between the Company and            10-K
                 Willcree Press, LLC ("Willcree")*

     (b)         Replacement Promissory Note of Willcree          Exhibit 10.15(b) to 1996
                 dated May 31, 1996                               10-K

10.14(a)         Stock Purchase Agreement dated May 12,                                               X
                 1997 between the Company and Barrier Films
                 Ltd.--New York ("Barrier-NY")*

     (b)         Rebate and Supply Agreement dated May 12,                                            X
                 1997 among the Company, Barrier-NY,
                 Barrier and World Class Films Corp.

21.1             List of subsidiaries of the Company                                                  X

                                                                      INCORPORATED HEREIN           FILED
EXHIBIT NO.                        EXHIBIT                              BY REFERENCE TO           HEREWITH
-----------                        -------                            -------------------         --------
23.1             Consent of Coopers & Lybrand L.L.P.                                                  X

24.1             Powers of Attorney                                                             Signature Page
                                                                                                to this Report

27               Financial Data Schedule                                                              X

-----------------
* Excluding exhibits and/or schedules which are identified in the document. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

**       Designates compensatory plans and agreements for executive officers.