Form 10-K405/A
period 1997-05-31
OUTLOOK GROUP CORP
filed 1997-09-29
CIK 867490

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-K/A

                        AMENDMENT NO. 1 TO

        /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended May 31, 1997

      /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from
               _______________ to _________________

        Commission file number:         0-18815

                       OUTLOOK GROUP CORP.
      (Exact name of registrant as specified in its charter)

             Wisconsin                 39-1278569
   (State or other jurisdiction of    (I.R.S. Employer
   incorporation or organization)          Identification No.)

           1180 American Drive, Neenah, Wisconsin 54956
             (Address of principal executive offices)

            Issuer's telephone number:  (920) 722-2333

   Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange
   Title of each class:          on which registered:
        None                           N/A


   Securities registered pursuant to Section 12(g) of the Act:

                   $.01 Par Value Common Stock
                         (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                 No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /x/

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

  Outlook Group Corp. (the "Company") hereby amends its annual report on Form 10-K for the year ended May 31, 1997 (the "1997 10-K") by adding thereto Items 10 through 13 as set forth below. Although it was originally anticipated that such information would be incorporated by reference from the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, the 1997 Proxy Statement will not be filed within 120 days of the Company's fiscal 1997 year end.

  In addition, new Exhibits 10.13(c) and 10.15 to the 1997
10-K are filed herewith; see Exhibit Index immediately following the signature page hereto.


ITEM 10.-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's Articles of Incorporation and Bylaws provide for a Board of between seven and eleven directors, and for classification of the Board of Directors into three separate classes. The number of directors is currently eight. At each annual meeting of shareholders, a number of directors equal to the number constituting the class whose term expires at such meeting is elected to hold office until the third succeeding annual meeting and until their successors have been elected. The terms of the directors are included in the following table in addition to certain information as to each of the directors of the Company.

                          Principal Occupation and       Director
      Name and Age           Business Experience           Since


Terms expire in 1999

Harold J. Bergman,  President and Chief Executive           1994
62                  Officer of Riverside Paper
                    Corporation (specialty paper
                    manufacturer and converter)

Richard C. Fischer, Investment banker with the             1995
58                  firm Fischer & Associates,
                    LLC since 1995; previously,
                    an investment banker with
                    Robert W. Baird & Co.
                    Incorporated

James L. Dillon, 53 Accountant practicing with             1978
                    the firm Dillon, Endries,
                    Otto & Calmes LLC since 1995;
                    previously with the firm
                    DiRenzo, Simonis & Miller,
                    Certified Public Accountants

Terms expire in 1998

David L. Erdmann, 54 Chairman of the Board and         1977
(1)                  Chief Executive Officer
                     of the Company

Charles E. Thompson, Film Distributor and             1977
53`                  Consultant with PKG
                     Partners, LLC since 1996;
                     previously, President of
                     Outlook Packaging, Inc.
                     from 1994 to 1996, Special
                     Projects Coordinator of the
                     Company from 1993 to 1994
                     and Executive Vice President
                     of the Company from 1990 to
                     1993

Terms expire in 1997

Jeffry H. Collier,  Jeffry H. Collier, Manager of           1993
44                  the Graphics Division of the
                    Company since 1996 and Executive
                    Vice President of the Company
                    since 1994; previously, Vice
                    President

Pat Richter, 55 (2) Director of Athletics,                 1995
                    University of Wisconsin
                    Madison

A. John Wiley, Jr., President of Elipticon Wood             1978
55                  Products Inc. (manufacturer)
                    since 1995; previously,
                    salesperson for, and officer
                    of, the Company

____________________

(1) Mr. Erdmann is also a director of FCB Financial Corp., a publicly held savings bank holding company.
(2) Mr. Richter is also a director of Anchor BanCorp Wisconsin Inc., a publicly held savings bank holding company.

   Certain information as to each of the executive officers of the Company was included in Part I of the 1997 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders (collectively, "insiders") are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   All publicly held companies are required to disclose the names of persons who fail to make any such filing on a timely basis and the number of delinquent filings and transactions, based solely on a review of the copies of the Section 16(a) forms furnished to the Company, or written representations that no such forms were required. On that basis, the Company believes that during fiscal 1997 the Company's insiders have complied with all
Section 16(a) filing requirements applicable to them.

ITEM 11. - EXECUTIVE COMPENSATION

                    SUMMARY COMPENSATION TABLE

   The following table sets forth, with respect to the years ended May 31, 1997, 1996 and 1995, compensation awarded to, earned by or paid to (i) the Company's Chief Executive Officer and (ii) the other executive officers who were serving as executive officers at May 31, 1997 and whose total salary and bonus exceeded $100,000 in 1997 for services in an all capacities to the Company and its subsidiaries.


                                                                Long Term
                                 Annual Compensation (1)       Compensation

                                                                  Awards
       Name and         Fiscal                                                       Options/SARs             All Other
  Principal Position    year  Salary ($)    Bonus ($)(2)           #(3)          Compensation ($)(4)

David L. Erdmann,        1997        $200,670                      -0-                     -0-            $3,500
Chairman and CEO        1996          244,875                      -0-                   10,000            4,050
(5)                     1995          247,121                      -0-                     -0-             3,600

Joseph J. Baksha,        1997        $162,787                    $48,831                 30,000              -0-
President and COO
(5)(6)

Jeffry H. Collier,      1997         $111,165                      -0-                     -0-            $2,860
Vice President and      1996          115,938                      -0-                    6,000            2,970
General Manager          1995         113,201                      -0-                     -0-             2,695

_______________________

(1) While the named individuals received perquisites or other personal benefits in the years shown, in accordance with SEC regulations, the value of these benefits are not shown since they did not exceed, in the aggregate, the lesser of $50,000 or 10% of the individual's salary and bonus in any year.
(2) Annual bonus amounts, if any, are earned and accrued during the fiscal years indicated but paid in the following fiscal year.
(3) Represents number of shares for which options were granted under the Company's 1990 Stock Option Plan (the "Option Plan"). The options granted in fiscal 1994 were replaced as part of the fiscal 1996 grants. See "Option/SAR Grants in Last Fiscal Year" below. No SARs have been granted.
(4) Reflects the Company's contributions to the executive officer's account in the Company's Employee Savings Plan (the "Savings Plan") .
(5) See "Employment Contracts, Termination of Employment, and Change-In-Control Arrangements" for a description of Mr. Erdmann's and Mr. Baksha's employment agreements.
(6) Mr. Baksha became a Company employee and an executive officer effective June 1, 1996.

            OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

  The following table sets forth information about stock option grants during the last fiscal year to the executive officers named in the Summary Compensation Table receiving grants during such period. Messrs. Erdmann and Collier did not receive option grants.


                                       Individual Grants

                     Number of       % of Total                                 Potential Realizable Value
                     Securities     Options/SARs                                at Assumed Annual Rates
                     Underlying      Granted to  Exercise or                  of Stock Price Appreciation
                    Options/SARs   Employees in  Base Price  Expiration           for Option Term (2)
       Name          Granted (#)     Fiscal Year    ($/sh)    Date                5%             10%

Joseph J. Baksha       30,000           39%       $5.50       6/3/01          $26,008          $54,615

(1)   Consists entirely of stock options and does not include
      SARs.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Company's Common Stock (the "Common Stock"). The potential realizable value of the foregoing options is calculated by assuming that the market price of the underlying security appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.


       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
              AND FY-END OPTION/SAR VALUE TABLE (1)

  The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning option exercises during the last fiscal year and the number and value of options outstanding at May 31, 1997.

                                                   Number of Securities               Value of Unexercosed
                                                  Underlying Unexercised             In-the-Money Options
                                                    Options at FY-End (#)               at FY-End ($)(2)

                        Shares        Value
                     Acquired on    Realized
           Name      Exercise (#)     ($)      Exerciseable      Unexercisable  Exerciseable        Unexercisable

David L. Erdmann          0            0         10,000               0              $630               0
Joseph J. Baksha          0            0         20,000              10,000          0                   0
Jeffry H. Collier        0              0        6,000                 0            $378                 0

___________________

(1)    No SARs are outstanding.
(2) Based upon the $4.50 closing price of the Common Stock on May 30, 1997.

Compensation of Directors

  Directors who are not employees of the Company receive a fee of $3,600 per year, $300 for each meeting of the Board of Directors attended and $100 ($150 in the case of the committee chairman) for each Board committee meeting attended. (Messrs. Collier and Erdmann are currently employees of the Company.)

  On December 18, 1996, the Company granted each non-employee director of the Company a non-qualified stock option to purchase 3,000 shares of Common Stock at an exercise price of $4.675 per share. The options became exercisable on June 18, 1997 and expire December 18, 2001.

  Mr. Fischer has been engaged to provide continuing assistance to the Company in reviewing strategic options. For these services, the Company has paid Mr. Fischer a retainer of $10,000. Mr. Fischer provides services against the retainer at the rate of $200 per hour.

Employment Contracts, Termination of Employment, and
 Change-in-Control Arrangements

  Beginning in fiscal 1995, the Compensation Committee of the Board of Directors (the "Compensation Committee") determined it would be in the Company's best interest to employ David L. Erdmann, Chief Executive Officer of the Company, pursuant to an employment agreement. The agreement was for a term of three years. Under the agreement, Mr. Erdmann received a base salary in fiscal 1995 of $250,000. The employment agreement provided for annual review by the Compensation Committee of both salary and incentive provisions. Because of the slow growth in sales, and reduced level of earnings, in fiscal 1995, originally no changes in the Chief Executive Officer's salary or incentive provisions were made for fiscal 1996. In February 1996, in view of the Company's losses to date during fiscal 1996, Mr. Erdmann and the Compensation Committee mutually agreed upon a reduction of Mr. Erdmann's base salary to an annual rate of $200,000, effective immediately. Mr. Erdmann was also entitled to receive an annual incentive payment provided the Company's results of operations showed a profit before taxes of at least 5% of the Company's net sales. Since the Company did not achieve the required profit level, Mr. Erdmann was not paid a bonus for fiscal 1996. The employment agreement also imposed certain non-competition and confidentiality obligations on Mr. Erdmann. In the event the employment agreement was terminated by the Company other than for cause (as defined in the agreement), Mr. Erdmann would have been entitled to receive his salary for the 40-week period following the termination date.

  Mr. Erdmann entered into a new employment agreement for a
term of three years with the Company on June 1, 1997 which terminated and replaced his previous employment agreement. Under his new agreement, Mr. Erdmann earns a salary of $250,000 per year, which shall be reviewed annually by the Compensation Committee. Mr. Erdmann will also be paid an incentive payment immediately following audit of the Company's 1998 fiscal year annual financial and accounting reports provided the results show at least a 5% profit before taxes. The amount, if any, of the incentive payment would be discretionary and determined by the
Compensation Committee.   The amount, if any, shall be guided by
accomplishment of the goals and objectives determined by Mr. Erdmann and the Company together with acknowledgment of the difficulty of attainment of those goals and the conditions under which the Company operated during the fiscal year.

  Prior to a change in control, Mr. Erdmann's employment agreement may be terminated by either party, at any time, with or without cause or reason, upon 30 days written notice. The employment agreement also imposes certain non-competition and confidentiality obligations on Mr. Erdmann. In the event the employment agreement is terminated by the Company other than for cause (as defined in the agreement), Mr. Erdmann would be entitled to receive his annual salary for the year following his termination plus any bonus earned through the last day of active employment. If there is a change of control of the Company and Mr. Erdmann is terminated without cause (as defined in the agreement), Mr. Erdmann shall be entitled to receive his annual salary for the two years following his termination plus any bonus earned through the last day of active employment. Mr. Erdmann is subject to a covenant not to compete and confidentiality provisions for the duration of this employment and for one year following termination of his employment with the Company.

  On June 1, 1997, the Company entered into an employment agreement with Joseph J. Baksha, President and Chief Operating Officer of the Company, for a term of two years, renewable June 1, 1999. Under the terms of the employment agreement, Mr. Baksha earns an annual salary of $175,000 and an incentive equal to a percentage of operating income capped at 100% of Mr. Baksha'a annual salary.

  Prior to a change in control, Mr. Baksha's employment
agreement may be terminated by either party, at any time, with or without cause or reason, upon 30 days written notice. The employment agreement also imposes certain non-competition and confidentiality obligations on Mr. Baksha. In the event the employment agreement is terminated by the Company other than for cause (as defined in the agreement), Mr. Baksha would be entitled to receive his annual salary for the year following his termination plus any bonus earned through the last day of active employment. If there is a change of control of the Company and Mr. Baksha is terminated without cause (as defined in the agreement), Mr. Baksha's employment status changes (as specified in the agreement) or Mr. Baksha's employment agreement is not renewed (as specified in the agreement), Mr. Baksha shall be entitled to receive his annual salary for the two years following the happening of an event as set forth above plus any bonus
earned through the last day of active employment.   Mr. Baksha is
subject to a covenant not to compete and confidentiality provisions for the duration of this employment and for six months following termination of his employment with the Company.

  The Company has committed to grant Mr. Baksha an option to purchase an additional 10,000 shares of Common Stock under the provisions of the Corporate 1990 Stock Option Plan. The price of the option will be determined in the future by the Compensation Committee. In the event of a change in control of the Company so that the stock option cannot be granted, Mr. Baksha will receive the value of the stock option based on a price of $5.00 per share and the price received by the Company's shareholders in the change of control.

  The Company has agreed to make a loan available to Mr.
Baksha up to $100,000 to purchase Common Stock at the time Mr. Baksha, as an officer of the Company, would be able to purchase Common Stock on the NASDAQ Stock Market. The term of the loan would be five years at the same rate of interest charged the Company on a line-of-credit at the time of such loan.

Compensation Committee Interlocks and Insider Participation

  The members of the Company's Compensation Committee are Harold J. Bergman, James L. Dillon and Pat Richter (chair). None of Messrs. Bergman, Dillon and Richter are or have ever been employees of the Company or any of its subsidiaries, or have any relationship with the Company requiring disclosure as certain relationships or related transactions under this caption.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

 The following table sets forth information regarding the beneficial ownership of Common Stock at August 1, 1997 with respect to (i) each person who beneficially owns more than 5% of the Company's outstanding Common Stock including such persons' address, (ii) each director of the Company, (iii) each of the executive officers listed in the Summary Compensation Table above and (iv) all directors and executive officers of the Company as a group.


     Name and Nature of             Number of      Percent
    Beneficial Ownership(1)           Shares     of Class

  Joseph J. Baksha . . . . . .       36,000          *
  Harold J. Bergman. . . . . .        4,000          *
  Jeffry H. Collier(2) . . . .       26,527          *
  James L. Dillon. . . . . . .       62,499        1.3%
  David L. Erdmann(2)(3) . . .      326,049        7.0%
  Richard C. Fischer . . . . .        5,000          *
  Pat Richter. . . . . . . . .        3,150          *
  Charles E. Thompson. . . . .       44,668          *
  A. John Wiley, Jr.(2). . . .       83,118        1.8%
  All directors and executive
    officers as a group
    (12 persons)(2)(4)(5). . .      623,283        13.2%

  Dimensional Fund Advisors,
    Inc.(6)  . . . . . . . . .      236,700        5.1%
  Heartland Advisors, Inc.(7).      430,000        9.2%
  The TCW Group, Inc. and
    Robert Day(8)  . . . . . .      303,900        6.5%
___________________

   *Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon conversion or exercise of stock options, warrants or convertible securities which are currently exercisable or which become exercisable within 60 days are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) The following persons share voting and/or dispositive power with respect to the indicated number of shares: Mr. Collier--3,720; Mr. Erdmann--25,977; Mr. Wiley--1,165; all
        directors and executive officers as a group--30,862. See also footnote (4).
(3) The business address of Mr. Erdmann is in care of the Company, 1180 American Drive, Neenah, Wisconsin 54956.
(4) As of June 30, 1997 (the last available report date), 72,315 shares of Common Stock were held in the Savings Plan. Employees have the right to designate the vote of shares of Common Stock allocated to their accounts. Jeffry H. Collier, James W. Buhl and one other Company employee are trustees of the Savings Plan and share voting power as to the shares not voted by participants or not allocated to participants' accounts. Savings Plan shares are not included in the table, except those allocated to named participants' accounts as of June 30, 1997 (the date of the last allocation); on that date, there were no shares which were not allocated to participants' accounts.
(5) Includes the following shares issuable under currently exercisable stock options: all directors and executive officers as a group--70,000. Other outstanding stock options are not exercisable within 60 days of August 1, 1997.
(6) According to a report on Form 13F as of June 30, 1996, Dimensional Fund Advisors ("Dimensional") held sole voting and dispositive power as to 161,800 shares of Common Stock, and sole dispositive power as to 74,900 shares of Common Stock at June 30, 1996. Dimensional is an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The business address of Dimensional is 1299 Ocean Avenue, Santa Monica, California 90401.
(7) According to a report on Schedule 13G dated February 9, 1996 and a report on Form 13F as of June 30, 1996, Heartland Advisors, Inc. ("Heartland") had sole voting and dispositive power as to 430,000 shares of Common Stock as of June 30, 1996. Heartland is an investment adviser registered under the Advisers Act. The business address of Heartland is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.
(8) According to a report on Schedule 13G dated February 12, 1996 and a report on Form 13F as of June 30, 1996, The TCW Group, Inc. ("TCW"), a holding company, and Robert Day, an individual who may be deemed to control TCW, had sole voting and dispositive power as to 303,900 shares of Common Stock as of June 30, 1996. The business address of TCW is 865 South Figuroa Street, Los Angeles, California 90017; the business address of Mr. Day is 200 Park Avenue, Suite 2200, New York, New York 10166.

   The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3, as required for purposes of this Proxy Statement. It is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   It is the policy of the Company that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arms-length basis, and such transactions will be approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transaction.

   Effective July 14, 1995, the Company sold certain assets of its Outlook Publishing division to Willow Creek Press, LLC ("Willow Creek"), of which Charles E. Thompson is a 50% owner. The assets, which were related to businesses purchased in 1994 by the Company for an aggregate of $313,000, and which had a book value of $765,000 at the time of sale, were sold for an aggregate price of $1.1 million, payable $100,000 at closing and $1.0 million in periodic payments, with interest at 1/2% over the prime rate, from October 1, 1996 through July 1, 1999. On
May 31, 1996, to facilitate Willow Creek obtaining a new third party line of credit, the $1.0 million payment obligation was replaced by a new promissory note, also in the principal amount of $1.0 million, which provides for interest at 1% over the prime rate, with quarterly payments (in varying amounts stated in the note) due from February 28, 1997 through May 31, 2000; interest on outstanding principal amounts is due monthly. On November 1, 1996, the existing promissory note was amended so that the interest rate on the promissory note was changed to 1% over the prime rate at M&I Bank Fox Valley on the outstanding balance of principal and interest during the period from May 30, 1996, until October 31, 1996, and interest of 1.5% over such prime rate on the outstanding balance of principal and interest during the period beginning November 1, 1996, until May 30, 2000. Interest payments continue to be due monthly. The amortization schedule for repayment of principal has been amended to provide for payment of $50,000 in fiscal 1997, $145,000 in fiscal 1998, $195,000 in fiscal 1999, $250,000 in fiscal 2000, and $360,000 in fiscal 2001. Willow Creek also assumed certain specific liabilities of the Company. In addition, the Company agreed to provide Willow Creek a revolving line of credit of up to $750,000, or a formula amount depending upon Willow Creek inventory, accounts receivable and loss, whichever is greater, until July 14, 1996. The line of credit bore interest at 1% above prime. (The revolving line of credit has been paid in full and terminated; on June 3, 1996, the balance was $656,633.) The borrowings were secured by Willow Creek inventory and accounts receivable. Willow Creek also entered into a service agreement with the Company whereby the Company would provide printing, mailing and other services for four years, with a gross value of not less than $500,000, on specific terms to be negotiated by the parties; in June 1996, the Company agreed to terminate the service agreement without further obligation.

   The Outlook Publishing transaction resulted from the Company's determination that publishing did not fit within its long term strategy. The arrangements were negotiated between Willow Creek and the Company, with Mr. Thompson not actively participating on behalf of either party. The transaction was unanimously approved by the Company's Board of Directors, with Mr. Thompson abstaining.

                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated the 26th day of September, 1997.

                            OUTLOOK GROUP CORP.



                            By/s/ David L. Erdmann__________
                                 David L. Erdmann
                                 Chief Executive Officer

                          EXHIBIT INDEX

                       OUTLOOK GROUP CORP.

                         AMENDMENT NO. 1

                            1997 10-K

                       Additional Exhibits


Exhibit Number      Description

10.13(c) Amendment to Promissory Note of Willcree dated as of November 1, 1996

10.15               Form of the Company's Non-Qualified Stock
                    Option Agreement,  for non-employee directors