Form 10-Q
period 1997-08-29
OUTLOOK GROUP CORP
filed 1997-10-14
CIK 867490

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended August 29, 1997

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the transition period from              to
                                        ------------    -------------

      Commission File Number 0-18815
                             --------

                             OUTLOOK GROUP CORP.
           -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Wisconsin                                        39-1278569
    -------------------------------                        -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

                             1180 American Drive
                          Neenah, Wisconsin  54956
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                               (920) 722-2333
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

     4,655,382 shares of common stock, $.01 par value, were outstanding at October 1, 1997.

                    OUTLOOK GROUP CORP. AND SUBSIDIARIES
                   ---------------------------------------

                                    INDEX
                                    -----



                                                                                Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                     1

            Condensed Consolidated Balance Sheets                                  2
              As of August 29, 1997 and May 31, 1997 (Unaudited)

            Condensed Consolidated Statements of Operations                        3
              For the three months ended
              August 29, 1997 and August 30, 1996 (Unaudited)

            Condensed Consolidated Statements of Cash Flows                        4
              For the three months ended August 29, 1997 and
              August 30, 1996 (Unaudited)

            Notes to Condensed Consolidated Financial Statements                   5
              (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                            6



PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K                                          10


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

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Form 10-K. The May 31, 1997 Condensed Consolidated Balance Sheet Data was derived from audited financial statements, but does not include all disclosures required by the Generally Accepted Accounting Principles.

                     OUTLOOK GROUP CORP. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF AUGUST 29, 1997 AND MAY 31, 1997
                                 (UNAUDITED)
                    --------------------------------------
                                (in thousands)


                                                                AUGUST 29,        MAY 31,
ASSETS                                                            1997            1997
------                                                          ----------      ----------
CURRENT ASSETS:
    Accounts receivable, less allowance for doubtful
      accounts of $979 and $1,124, respectively..............   $  11,922        $  12,640
    Inventories ............................................        9,713            9,857
    Deferred income taxes ..................................          708              708
    Income taxes refundable ................................          740              725
    Other ..................................................        1,271            2,120
                                                                ---------        ---------

             Total current assets ..........................       24,354           26,050

PROPERTY, PLANT AND EQUIPMENT:
    Land ...................................................        1,051            1,051
    Buildings ..............................................       15,136           15,128
    Machinery and equipment ................................       43,707           43,759
                                                                ---------        ---------
                                                                   59,894           59,938
    Less accumulated depreciation ..........................      (24,513)         (23,326)
                                                                ---------        ---------
                                                                   35,381           36,612
                                                                ---------        ---------
 Other Assets ..............................................        4,846            4,958
                                                                ---------        ---------
             Total assets ..................................    $  64,581        $  67,620
                                                                =========        =========

LIABILITIES AND EQUITY
------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term debt ...................    $   4,936        $   6,674
    Accounts payable .......................................        3,065            4,081
    Cash overdraft liability ...............................        1,343            1,605
    Accrued liabilities:
     Salaries and wages ....................................        1,624            1,482
     Other .................................................          902              840
                                                                ---------        ---------
             Total current liabilities .....................       11,870           14,682
LONG-TERM DEBT .............................................       15,641           16,156
DEFERRED INCOME TAXES ......................................        3,311            3,311

SHAREHOLDERS' EQUITY:

    Common stock ...........................................           51               51
    Paid-in capital ........................................       18,442           18,415
    Retained earnings ......................................       19,715           19,454
    Treasury stock .........................................       (4,449)          (4,449)
                                                                ---------        ---------
             Total shareholder's equity ....................       33,759           33,471
                                                                ---------        ---------
             Total liabilities and shareholders' equity ....    $  64,581        $  67,620
                                                                =========        =========


(see accompanying notes)                    - 2 -

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                    ---------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 ---------------------------------------------
               (in thousands, except share and per share amounts)



                                                                             Quarter Ended
                                                                           August 29      August 30
                                                                              1997           1996
                                                                           ---------      ----------
Net sales ...........................................................     $    15,311    $    19,860

Cost of goods sold ..................................................          12,394         17,017
                                                                          -----------    -----------

         Gross profit ...............................................           2,917          2,843

Selling, general and  administrative  expenses ......................           2,172          2,374
                                                                          -----------    -----------

         Operating profit ...........................................             745            469

Other income (expense):
   Interest expense .................................................            (490)          (713)
   Buy out related expense ..........................................             (40)            --

   Interest and other income ........................................             114            152
                                                                          -----------    -----------
     Total other income (expense) ...................................            (416)          (561)
                                                                          -----------    -----------
   Earnings/(loss) from continuing ..................................             329            (92)
       operations before income taxes

Provision for income taxes  (benefits) ..............................             136            (14)
                                                                          -----------    -----------

Earnings/(loss) from continuing operations ..........................             193            (78)

Discontinued Operations:
------------------------
Earnings (loss) from
discontinued operations before
income taxes ........................................................             112           (545)

Provision for income taxes (benefits) ...............................              43           (186)
                                                                          -----------    -----------
Earnings (loss) from discontinued operations ........................              69           (359)
                                                                          -----------    -----------
       Net earnings (loss) ..........................................     $       262    $      (437)
                                                                          ===========    ===========

Net earnings (loss) per share:
       Continuing ...................................................     $      0.04    $     (0.01)
       Discontinued .................................................            0.02          (0.08)
                                                                          -----------    -----------
           Total ....................................................     $      0.06    $     (0.09)
                                                                          ===========    ===========
Weighted average number of common shares outstanding ................       4,653,582      4,649,382
                                                                          ===========    ===========

(see accompanying notes)             - 3 -

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                    ---------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                -----------------------------------------------
                                 (in thousands)





                                                                                                     Quarter Ended
                                                                                                  August 29,     August 30,
                                                                                                     1997           1996
                                                                                                  ----------     -----------
Cash flows from operating activities:
  Net earnings (loss) .....................................................................      $      262      $      (437)
  Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating activities:
    Depreciation and amortization .........................................................           1,292            1,433
    Change in assets and liabilities:
      Accounts receivable .................................................................             718             (665)
      Inventories .........................................................................             144           (1,297)
      Prepaid expenses and other current assets ...........................................             849                6
      Accounts payable  ...................................................................          (1,016)             852
      Accrued liabilities .................................................................             204              143
      Income taxes ........................................................................             (15)             260
                                                                                                -----------      -----------
       Net cash provided by
         operating activities .............................................................           2,438              295

Cash flows from investing activities:
  Acquisition of property, plant and equipment ............................................             (88)          (1,640)
  Proceeds from sale of equipment .........................................................              40              242
  Other ...................................................................................              99             (179)
                                                                                                -----------      -----------
       Net cash provided by (used in) investing
          activities ......................................................................              51           (1,577)

Cash flows from financing activities:
   Increase (decrease) in revolving credit
       arrangement borrowings .............................................................          (1,738)           1,900
   Net payments on long-term borrowings ...................................................            (515)            (863)
   Decrease in cash overdraft .............................................................            (263)             --
   Sale of common stock per stock option plan .............................................              27              --
                                                                                                -----------      -----------
     Net cash provided by (used in) financing activities ..................................          (2,489)           1,037
                                                                                                -----------      -----------
Net change in cash ........................................................................               0             (245)
Cash at beginning of period ...............................................................              --              298
                                                                                                -----------      -----------
Cash at end of period .....................................................................     $         0      $        53
                                                                                                ===========      ===========



(see accompanying notes)               - 4 -

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      ------------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                AUGUST 29, 1997
                                ---------------

1.   Net Earnings (Loss) Per Common Share:

     Net earnings (loss) per common share is computed using the weighted average number of common shares outstanding, as shown in the Statements of Operations.


2.   Inventories:

     Inventories consist of the following (in thousands):


                                             August 29, 1997   May 31, 1997
                                             ---------------   ------------
     Raw materials                              $   4,674         $  4,523

     Work in process                                1,562            1,666
     Finished goods                                 3,477            3,668

                                                ---------         --------
                                                $   9,713         $  9,857
                                                =========         ========


3.   Income Taxes:

     The effective income tax rate used to calculate the income tax expense (benefit) for the three-month periods ended August 29, 1997 and August 30, 1996, is based on the anticipated income tax rate for the entire fiscal year.


4.   Debt:

     As of August 29, 1997 the Company had drawn $3.2 million of the $10.0 million available for working capital under terms of the revolving credit agreement.


5.   Accounting Periods:

     The Company has elected to adopt 13 week quarters beginning in fiscal 1997, however it is anticipated that the fiscal year will remain May 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the first quarters of fiscal 1998 and 1997, and its financial condition at quarter end of August 29, 1997. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."

In September 1996, the Company announced that it intended to divest its food processing operations. As a consequence, beginning in the second quarter of fiscal 1997, the Company began accounting for the food processing segment as a discontinued operation. Information prior to that time has been restated to reflect this change in accounting, unless specifically indicated otherwise.

On August 29, 1997, the Company announced the execution of separate letters of intent providing for the acquisitions of the Company and for the sale of assets of its food processing segment. Additionally, the Company subsequently entered into a letter of intent providing for the sale of its Oshkosh, Wisconsin facility at which it currently conducts its fulfillment operations. All such transactions remain subject to continuing due diligence reviews, execution of definitive agreements (which have not yet occurred) and other customary conditions. Therefor, consummation of any of the transactions cannot be assured. The Company does not intend to make any further announcements concerning the status of negotiations as to definitive agreements until they have been reached, which cannot be assured, or negotiations have terminated. The financial effects of the proposed transactions, if any, will be reflected in future periods.

Quarter to quarter comparisons are also affected by the Company's May 1997 sale of the stock of its former subsidiary, Barrier Films Corporation ("Barrier"). While operations and results of Barrier were included in the first quarter of fiscal 1997, the operations were divested prior to the commencement of the first quarter of fiscal 1998.




In the first quarter of fiscal 1998, net sales were $15.3 million as compared to $19.9 million for the same period in the prior year. Comparative sales by principal lines of business are shown below:

                            Net Sales in Millions

                                First Quarter



                                  1998          1997        % Change
                                  -----         -----      ----------
Graphic Services
        Specialty Printing          $12.9         $13.6      (5.0)%
        Converting & Packaging        1.1           1.9     (42.5)%
        Other                         1.3           4.4     (69.7)%
                                    -----         -----
           Total                    $15.3         $19.9     (22.9)%

The biggest principal line decline in sales, $3.1 million, occurred in the company's "Other" line of business which includes direct mailing, fulfillment and films manufacturing. $2.2 million of this change resulted from the sale of Barrier prior to the beginning of the current quarter. The company also experienced declining revenue from its fulfillment business. Converting and packaging sales decreased in the first quarter of fiscal 1998 by $797,000 compared to the prior year. Converting and packaging includes services related to sports and picture card converting, paperboard packaging, and packaging of other promotional and specialty items. Management continues to focus its sales efforts at market opportunities utilizing its "core" operational competencies and developing special niches for improved overall profitability.

Gross profit margin improved from 14% of sales in fiscal 1997 to 19% in the current quarter. Margins improved in each of the operations due to improved controls and efficiencies as well as cost reductions especially for rent expense and subcontract services.

Selling, general and administrative expenses were reduced by $202,000 compared to the first quarter of last year. Most of the improvement was a result of work force reductions made during the second half of fiscal 1997.

As a result of the above the company improved operating profit on a quarter to quarter comparative basis from 2.4% to 4.9% of sales.

Interest expense was reduced $223,000 in the first quarter of fiscal 1998 as compared to the same period for fiscal 1997 resulting from a $12.9 million reduction in long term debt during the periods.

Buy out related expense in fiscal 1998 accounts for the year to date cost of selling the company.

Income tax expense (benefit) is being accrued for the year at 39% for profitable operations and 34% for unprofitable operations although quarter to quarter fluctuations may occur.

The result of the above is a $271,000 improvement in earnings from continuing operations.

The food processing segment, now accounted for as a discontinued operation, posted sales of $4.6 million, an increase of $2.0 million over the prior year's level. In addition, net income from this division improved $428,000 (from a loss in fiscal 1997 of $359,000 to a profit of $69,000).

Earnings per share improved for continuing operations to $.04 from a loss of $0.01 per share in fiscal 1997. Earnings from discontinued operations improved to $.02 per share in fiscal 1998 from a loss of $0.08 in fiscal 1997.

     Liquidity and Capital Resources

As shown in the Condensed Consolidated Statements of Cash Flows, the ending cash balance did not change from the beginning of this quarter to the end although cash overdrafts decrease by $262,000.

Operating activities provided $2.4 million of increased cash during the quarter. Cash from profitable operations and depreciation generated $1.6 million of this amount. Further cash was generated from continuing improvement of the management of the Company's assets including reductions in the Company's receivables and inventory, and payments on outstanding notes receivable. These improvements were partially offset by a $1.0 million reduction of the Company's trade payables, most of which can be attributed to a reduction in the Company's fulfillment business and the corresponding balances due to the vendors supporting that service.

Cash flow from investing activities provided further cash primarily from asset sales and repayments on notes due to the Company. These receipts were partially offset by further investment in plant and equipment.

As indicated in the summary of financing activities, cash generated from Operating activities and Investing activities were utilized to reduce our outstanding debts including the Revolver, $1.7 million, Term debt, $515,000, and overdraft, $262,000. As of the quarter end, the company was in compliance with all of its loan covenants.





General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new, customers.

As previously disclosed, Outlook Foods, which the Company is seeking to divest, had a contract to blend sauces and gravies for Nestle which expired in December 1995. The contract was not renewed because of Nestle's desire to bring the work in-house in order to utilize its excess capacity. The Company was able to extend this contract through the end of fiscal 1996 and no business in fiscal 1997. This represented 61% of sales to Nestle in fiscal 1996 and 65% in fiscal 1995. The Company continues to manufacture malted milk products for Nestle under a separate contract, which expires in December 1997. The Company and Nestle have not yet reached a new agreement for malted milk products, and recent discussions have included the proposed purchaser of the Foods operations. In addition, Nestle purchases other products on a non-contractual basis. Discussions have also been held with Nestle regarding potential new contractual business in the future. However, there can be no assurances and the announced divestiture of Outlook Foods could adversely affect the operations of the food segment, as could a decision by Nestle not to renew the malted milk contract.

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

As do other companies, the Company has significant accounts receivable or other amounts due from its customers. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken significant write-offs relating to accounts receivable. The failure of the Company's customers to pay in full amounts due to the Company would affect future profitability.

In addition, the Company's business requires it to maintain substantial inventories. From time to time, changes in customer projects or Company services can render certain inventories obsolete, and from time to time the Company has taken substantial write-offs of obsolete inventories. The need to take such write-offs in the future may affect future profitability and depends upon changing customer requirements, in the case of Foods on the ultimate agreement between the Company and the buyer of the Foods operations, and other factors beyond the Company's control.

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


                                     OUTLOOK GROUP CORP.
                                     --------------------
                                       (Registrant)





Dated: October 13  , 1997          /s/ David L. Erdmann
              -----                ----------------------------------------
                                   David L. Erdmann, Chairman & CEO




                                   /s/ Thomas C. Aschenbrenner
                                   ----------------------------------------
                                   Thomas C. Aschenbrenner, Chief Financial
                                   Officer

                              OUTLOOK GROUP CORP.
                                (the "Company")
                                 EXHIBIT INDEX
                                       to
             Report on Form 10-Q for Quarter Ended August 29, 1997

                        _______________________________





Exhibit                                                                  Filed
  No.                           Description                             Herewith
-------                   ---------------------------                   --------


  11                      Computation of Earnings per                      X
                          Common Share



  27                      Financial Data Schedule                          X