Form 10-Q
period 1997-11-28
OUTLOOK GROUP CORP
filed 1998-01-12
CIK 867490

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended November 28, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


          For the transition period from              to
                                         ------------    ------------
     Commission File Number 0-18815

                              OUTLOOK GROUP CORP.
                             ---------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1278569
-------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                              1180 American Drive
                            Neenah, Wisconsin  54956
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

                               Yes   X   No
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  4,657,132 shares of common stock, $.01 par value, were outstanding at November 28, 1997.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                     -------------------------------------

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                              1

            Condensed Consolidated Balance Sheets                           2
              As of November 28, 1997 and May 31, 1997 (Unaudited)

            Condensed Consolidated Statements of Operations                 3
              For the three months and six months ended November 28, 1997 and November 29, 1996 (Unaudited)

            Condensed Consolidated Statements of Cash Flows                 4
              For the six months ended November 28, 1997 and
              November 29, 1996 (Unaudited)

            Notes to Condensed Consolidated Financial Statements            5
              (Unaudited)


Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         6


PART II.  OTHER INFORMATION
---------------------------


Item 6. Exhibits and Reports on Form 8-K                                    9
           (a)  Exhibits
           (b)  Reports on Form 8-K


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

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Form
10-K.  The May 31, 1997 Condensed Consolidated Balance Sheet                Data
was derived from audited financial statements, but does not include all disclosures required by the Generally Accepted Accounting Principles.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                    ---------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS Of NOVEMBER 28, 1997 AND MAY 31, 1997
                                  (UNAUDITED)
                     --------------------------------------

                                 (in thousands)


                                                                                     NOVEMBER 28,           MAY 31,
                                                                                        1997                  1997
                                                                                     ------------           -------
ASSETS
------
CURRENT ASSETS:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         0        $         0
    Accounts receivable,less allowance for doubtful
    accounts of $1,251 and $1,124 respectively . . . . . . . . . . . . . . . . . .        12,646             12,640
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,997              9,857
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           708                708
     Income taxes refundable . . . . . . . . . . . . . . . . . . . . . . . . . . .           703                725
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,108              2,120
                                                                                       ---------          ---------
         Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        25,162             26,050
PROPERTY, PLANT AND EQUIPMENT:
     Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           841              1,051
     Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,748             15,128
     Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .        42,498             43,759
                                                                                       ---------          ---------
                                                                                          56,087             59,938
     Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .       (24,939)           (23,326)
                                                                                       ---------          ---------
     Net Property,Plant & Equipment. . . . . . . . . . . . . . . . . . . . . . . .        31,148             36,612
                                                                                       ---------          ---------
     Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,998              4,958
                                                                                       ---------          ---------
             Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    62,308        $    67,620
                                                                                       =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     4,163        $     4,916
     Current maturities of long term debt. . . . . . . . . . . . . . . . . . . . .         1,509              1,758
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,307              4,081
     Cash overdraft liability  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,677              1,605
     Accrued liabilities:
       Salaries and wages  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,504              1,482
       Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           951                840
                                                                                       ---------          ---------
             Total current liabilities . . . . . . . . . . . . . . . . . . . . . .        13,111             14,682

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,248             16,156
DEFERRED GAIN-FULFILLMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           600                 --
DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,311              3,311

SHAREHOLDERS' EQUITY:

     Common Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            51                 51
     Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,443             18,415
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,986             19,454
     Treasury Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,442)            (4,449)
                                                                                       ---------          ---------
     Total shareholders' equity                                                           34,038             33,471
                                                                                       ---------          ---------
     Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . .   $    62,308        $    67,620
                                                                                       =========          =========





    (see accompanying notes)               - 2 -

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                  -------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 ---------------------------------------------
               (in thousands, except share and per share amounts)

                                  Three-Month Period Ended            Six-Month Period Ended
                                  Nov. 28,         Nov. 29,           Nov. 28,       Nov. 29,
                                   1997             1996               1997            1996
                                  --------         --------           -------        --------
Net sales . . . . . . . .         $  18,089        $  17,684          $   33,400     $  37,543

Cost of sales . . . . . .            14,290           15,381              26,684        32,397
                                  ---------        ---------          ----------     ---------
Gross profit                          3,799            2,303               6,716         5,146

Selling, general and
 administrative
 expenses . . . . . . . .             3,028            2,356               5,200         4,731
                                  ---------        ---------          ----------     ---------
Operating profit(loss)                  771              (53)              1,516           415

Other income (expense):

 Interest expense . . . .              (567)            (735)             (1,057)       (1,448)

 Buy out related expense               (104)              --                (144)           --

 Interest and other
  income. . . . . . . . .               422              223                 536           376
                                  ---------        ---------          ----------     ---------
Total other income
(expense)                              (249)            (512)               (665)       (1,072)
                                  ---------        ---------          ----------     ---------
Earnings (loss) from
continuing operations
before income taxes                     522             (565)                851          (657)

Provision for income
taxes (benefits). . . . .               193             (172)                329          (185)
                                  ---------        ---------          ----------     ---------
Earnings (loss) from
continuing operations                   329             (393)                522          (472)

Discontinued Operations:

Earnings (loss) from
discontinued operations
before income taxes . . .               (94)            (857)                 18        (1,402)

Provision for income
taxes (benefits). . . . .               (36)            (291)                  7          (477)
                                  ---------        ---------          ----------     ---------
Earnings (loss) from
discontinued operations . .             (58)            (566)                 11          (925)
                                  ---------        ---------          ----------     ---------
Net earnings (loss) . . . .       $     271        $    (959)         $      533     $  (1,397)
                                  =========        =========          ==========     =========
Net earnings (loss)
 per share
 - continuing . . . . . . .       $     .07        $    (.08)         $      .11     $    (.10)
 - discontinued . . . . . .            (.01)            (.13)                .00          (.20)
                                  ---------        ---------          ----------     ---------
 - Total  . . . . . . . . .       $     .06        $    (.21)         $      .11     $    (.30)
                                  =========        =========          ==========     =========
Weighted average
number of shares
outstanding . . . . . . . .       4,656,338        4,649,382           4,654,487     4,649,382
                                  =========        =========          ==========     =========

(see accompanying notes)

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                     -------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                -----------------------------------------------
                                 (in thousands)

                                                                             Six-Month Period Ended
                                                                           November 28,         November 29,
                                                                              1997                 1996
                                                                           ----------           -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .            $    533             $  (1,397)
  Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . .               2,594                 2,886
    Gain on sale of assets. . . . . . . . . . . . . . . . . . .                (456)                   --
    Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . .                  (6)                 (882)
      Inventories . . . . . . . . . . . . . . . . . . . . . . .                (140)               (1,065)
      Prepaid expenses
        and other current assets. . . . . . . . . . . . . . . .               1,012                  (115)
      Accounts payable  . . . . . . . . . . . . . . . . . . . .                (774)                2,051
      Accrued liabilities . . . . . . . . . . . . . . . . . . .                 133                   783
      Deferred gain on sale of Oshkosh facility . . . . . . . .                 600                    --
      Income taxes  . . . . . . . . . . . . . . . . . . . . . .                  22                 1,129
                                                                           --------             ---------
      Net cash provided by operating activities . . . . . . . .               3,518                 3,390

Cash flows from investing activities:
  Proceeds from sale of fixed assets  . . . . . . . . . . . . .               3,666                   665
  Acquisition of property, plant and equipment  . . . . . . . .                (313)               (3,735)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,068)                 (394)
                                                                           --------             ---------
      Net cash provided by (used in)investing
       activities  . . . . . . . . . . . . . . . . . .  . . . .               2,285                (3,464)

Cash flows from financing activities:
  Net decrease in short term
     borrowings . . . . . . . . . . . . . . . . . . . . . . . .                (753)                 (920)
  Net proceeds from long-term borrowing . . . . . . . . . . . .                  --                 4,870
  Net payments on long-term borrowings  . . . . . . . . . . . .              (5,157)               (4,174)
  Increase in cash overdraft. . . . . . . . . . . . . . . . . .                  72                    --
  Sale of common stock per stock option plan. . . . . . . . . .                  35                    --
                                                                           --------             ---------
      Net cash used by financing activities . . . . . . . . . .              (5,803)                 (224)
Net increase (decrease) in cash . . . . . . . . . . . . . . . .                  --                  (298)
Cash at beginning of period . . . . . . . . . . . . . . . . . .                  --                   298
                                                                           --------             ---------
Cash at end of period . . . . . . . . . . . . . . . . . . . . .            $     --             $      --
                                                                           =========            =========






(see accompanying notes)             - 4 -

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      ------------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               NOVEMBER 28, 1997
                               -----------------



1.   Net Earnings (Loss) Per Common Share:
     ------------------------------------

     Net earnings (loss) per common share is computed using the weighted average number of common shares outstanding, as shown in the Statements of Operations.


2.   Inventories:
     -----------

     Inventories consist of the following (in thousands):

                                        November 28, 1997   May 31, 1997
                                        -----------------   ------------
      Raw materials                       $  4,856          $   4,523
      Work in process                        1,446              1,666
      Finished goods                         3,695              3,668
                                          --------          ---------
                                          $  9,997          $   9,857
                                          ========          =========

3.   Income Taxes:
     ------------

     The effective income tax rate used to calculate the income tax expense (benefit) for the six-month periods ended November 28, 1997 and November 29, 1996, is based on the anticipated income tax rate for the entire fiscal year.


4.   Debt:
     ----

     As of November 28, 1997 the Company had drawn $4.2 million of the $10.3 million available for working capital under terms of the revolving credit agreement.


5.   Accounting Periods:
     ------------------

     The Company has elected to adopt 13 week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the second quarters, and first six months, of fiscal 1998 and 1997, and its financial condition at quarter end of November 28, 1997. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly immediately below and under "General Factors."

In September 1996, the Company announced that it intended to divest its food processing operations. As a consequence, beginning in the second quarter of fiscal 1997, the Company began accounting for the food processing segment as a discontinued operation. Information prior to that time has been restated to reflect this change in accounting, unless specifically indicated otherwise.

On August 29, 1997, the Company announced the execution of separate letters of intent providing for the acquisitions of the Company and for the sale of assets of its food processing segment. Both transactions remain subject to continuing due diligence reviews, execution of definitive agreements (which have not yet occurred) and other customary conditions. Therefore, consummation of either of the transactions cannot be assured. The Company does not intend to make any further announcements concerning the status of negotiations as to definitive agreements until they have been reached, which cannot be assured, or negotiations have terminated. In a previously announced transaction, on November 24, 1997 the Company sold the real estate and equipment at its Oshkosh, Wisconsin fulfillment facility (the "Oshkosh Facility"). The sale transaction was reflected in the second quarter of fiscal 1998 including a deferral of a portion of the gain. In addition, as of November 25, 1997, the Company purchased certain operating assets of General Converting, a flexible packaging company. The Company intends to operate the acquired business from the Company's existing facilities. Because the acquisition is being accounted for using the purchase method of accounting, the results of the acquired operations will only be reflected from the date of the acquisition and therefore have not had a material impact on the reported periods. Additional annual sales from this acquisition are expected to approximate $3.0 million (although there can be no assurance of this happening).

Quarter to quarter comparisons are also affected by the Company's May 1997 sale of the stock of its former subsidiary, Barrier Films Corporation ("Barrier"). While operations and results of Barrier were included in the first two quarters of fiscal 1997, the operations were divested prior to the commencement of the first quarter of fiscal 1998.

RESULTS OF OPERATIONS

In the second quarter of fiscal 1998, net sales were $18.1 million as compared to $17.7 million for the same period in the prior year. For the first six months of fiscal 1998, sales of $33.4 million were down from sales of $37.5 million through six months of fiscal 1997. Comparative sales by principal lines of business are shown below:

Net Sales in Millions


                                           Fiscal Second Quarter                   Fiscal Year To Date
                                           ---------------------                   -------------------

                                        1998       1997    % Change             1998     1997    % Change
                                        ----       ----    --------             ------   ----    --------
Graphic Services
      Specialty Printing               $15.5     $ 12.9      20.2%               $28.4   $ 26.4    7.6 %
      Converting & Packaging             1.4        1.2      16.7%                 2.5      3.1  (19.4)%
      Other                              1.2        3.6     (66.7)%                2.5      8.0  (68.8)%
                                       -----     ------    ------                -----   ------  -----
            Total                      $18.1      $17.7       2.3 %              $33.4   $ 37.5  (10.9)%

Sales for the company's "Specialty Printing" line increased over the prior year's sales for both the second quarter and year-to-date. "Specialty Printing" includes folding cartons, commercial printing, distribution and flexible packaging. Converting and packaging sales increased in the second quarter of fiscal 1998 by $200,000 compared to the prior year but year-to-date remain $600,000 behind last year. Converting and packaging includes services related to sports and picture card converting, paperboard packaging, and packaging of other promotional and specialty items. The biggest principal line decline in sales for both the second quarter and year-to-date occurred in the company's "Other" line of business which includes direct mailing, fulfillment and films manufacturing. $3.4 million of this year-to-date change resulted from the sale of Barrier prior to the beginning of the current fiscal year. The company also experienced declining revenue from its fulfillment business. In November 1997, the Company sold the Oshkosh Facility at which fulfillment operations have been conducted in order to reallocate resources from an underutilized facility. The company continues to conduct fulfillment operations, and currently leases back a portion of the Oshkosh Facility. Management continues to focus its sales efforts at market opportunities utilizing its "core" operational competencies and developing special niches for improved overall profitability.

Gross profit improved in the quarter and year-to-date. Year-to-date gross profit margins improved from 14% of sales in fiscal 1997 to 20% in fiscal 1998. Margins improved in each of the operations due to improved controls and efficiencies as well as cost reductions especially for payroll related expenses, rent expense and depreciation.

Selling, general and administrative expenses increased for the quarter and year-to-date reflecting increases in the company's reserves for bad debts and additional professional fees incurred in supporting the company's sale and purchase of various assets and other ongoing activities.

As a result of the above, the company improved operating profit on a quarter to quarter comparative basis from a loss of $53,000 to a profit of $771,000 and on a year-to-date comparative basis from $415,000 to $1.5 million.

Interest expense was reduced for the current quarter and year-to-date compared to the prior year. Year-to-date interest savings of $391,000 compared to fiscal 1997 mostly resulted from a $12.0 million reduction in bank debt during the periods.

Buy out related expense in fiscal 1998 represents the year to date costs relating to the proposed acquisition of the Company.

Other income includes recognition of $165,000 of the gain on the sale of the Oshkosh Facility and other asset sales.

Income tax expense (benefit) is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings from continuing operations increased to $329,000 or $0.07 per share, compared to a loss of $393,000 or $0.08 per share for the same period last year. Earnings from continuing operations were $522,000 or $0.11 per share for the first half of fiscal 1998, compared to a loss of $472,000 or $0.10 per share for the prior year comparable period.

The food processing segment, now accounted for as a discontinued operation, posted year-to-date sales of $8.3 million for fiscal 1998, an increase of $760,000 over the same period for the prior year. In addition, year-to-date net income from this division improved $936,000 (from a loss in fiscal 1997 of $925,000 to a profit of $11,000). Year-to-date earnings per share from discontinued operations improved to break-even in fiscal 1998 from a loss of $0.20 in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the Condensed Consolidated Statements of Cash Flows, the ending cash balance did not change from the beginning of this six month period to the end although cash overdrafts increased by $72,000.

Operating activities provided $3.5 million of increased cash during the first six months. Cash from profitable operations and depreciation generated $2.7 million of this amount. Further cash was generated from the receipt of payments on outstanding notes. These improvements were partially offset by a $641,000 reduction in the company's trade payables and accrued liabilities

Cash flow from investing activities provided further cash primarily from the sale of the Oshkosh fulfillment center. The Oshkosh Facility was sold for $3.6 million in cash generating a current gain of $165,000 and an additional deferred gain of $600,000. These proceeds were partially offset by further investment in plant and equipment and the acquisition of General Converting's assets. In the transaction, the Company paid approximately $1.2 million in cash for specified assets (including certain current assets) of General Converting.

Cash generated from operating activities and investing activities was utilized to reduce the Company's outstanding debts including the revolving line of credit, $753,000, and term debt, $5.2 million. As of the quarter end, the company was in compliance with all of its loan covenants. The company considers its credit facilities adequate for its current needs.

GENERAL FACTORS

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new, customers.

Outlook Foods, which the Company is seeking to divest, continues to manufacture malted milk products for Nestle under a contract which has been extended to December 1998. In addition, Nestle purchases other products on a non-contractual basis. However, there can be no assurances and the announced divestiture of Outlook Foods could adversely affect the operations of the food segment.

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

In addition, the Company's business requires it to maintain substantial inventories. From time to time, changes in customer projects or Company services can render certain inventories obsolete, and from time to time the Company has taken substantial write-offs of obsolete inventories. The need to take such write-offs in the future may affect future profitability and depends upon changing customer requirements and other factors beyond the Company's control. In addition, in the case of Foods, the treatment of inventory, accounts receivable, and other assets will depend upon the ultimate agreement between the Company and the buyer of the Foods operations.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

        Not yet applicable to the Company.

                                    PART II

Item 6.         Exhibits and Reports on Form 8-K.

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


                                     OUTLOOK GROUP CORP.
                                     ---------------------
                                        (Registrant)


Dated: January 12, 1997              /s/ Richard C. Fischer
                                     -------------------------
                                     Richard C. Fischer, Chairman and Interim
                                     Chief Executive Officer



                                     /s/ Thomas C. Aschenbrenner
                                     --------------------------------
                                     Thomas C. Aschenbrenner, Secretary and
                                     Chief Financial Officer

                              OUTLOOK GROUP CORP.


                                 EXHIBIT INDEX
                                  to FORM 10-Q
                    for the quarter ended November 28, 1997



       Exhibit                                        Filed
       Number               Description               Herewith
       -------------------------------------------------------
        10.1    Resignation and Release Agreement Between
                David L. Erdmann and the Company                     X

        11      Computation of Per Share Earnings                    X

        27      Financial Data Schedule                              X