Form 10-Q
period 1998-02-27
OUTLOOK GROUP CORP
filed 1998-04-13
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended February 27, 1998
                                               -----------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from          to
                                         ----------  ----------
          Commission File Number 0-18815

                             OUTLOOK GROUP CORP.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1278569
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                               1180 American Drive
                             Neenah, Wisconsin 54956
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (920) 722-2333
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   X   No
                                                           --     -----

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   4,667,132 shares of common stock, $.01 par value, were outstanding at April
         2, 1998.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----







                                                                                      Page
                                                                                      Number
                                                                                      ------
PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                           1

                  Condensed Consolidated Balance Sheets                                  2
                    As of February 27, 1998 and May 31, 1997 (Unaudited)

                  Condensed Consolidated Statements of Operations  For the               3
                    three months and nine months ended February 27, 1998 and
                    February 28, 1997 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows                        4
                    For the nine months ended February 27, 1998 and
                    February 28, 1997 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements                   5
                    (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      6

PART II.  OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                                8
         Exhibits
         Reports on Form 8-K



                         PART I - FINANCIAL INFORMATION
                         ------------------------------


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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     --------------------------------------

                                (in thousands)



                                                         February 27,   MAY 31,
ASSETS                                                      1998         1997
------                                                   ----------   --------
CURRENT ASSETS:
    Cash ..............................................   $      0    $      0
    Accounts receivable,less allowance for doubtful
      accounts of $1,369 and $1,124 respectively ......     12,894      12,640
    Inventories .......................................      9,508       9,857
    Deferred income taxes..............................        708         708
    Income taxes refundable............................      1,186         725
    Other .............................................        864       2,120
                                                          --------     -------
      Total current assets............................      25,160      25,050
PROPERTY, PLANT AND EQUIPMENT:
    Land ..............................................        753       1,051
    Buildings .........................................     12,206      15,128
    Machinery and equipment ...........................     42,302      43,759
                                                          --------    ------
                                                            55,261      59,938
 Less accumulated depreciation ........................    (25,869)    (23,326)
                                                          --------    --------
 Net Property, Plant & Equipment.......................     29,392      36,612
                                                          --------    --------
Other Assets ..........................................      5,235       4,958
                                                          --------    --------
    Total assets.......................................   $ 59,787    $ 67,620
                                                          ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings .............................   $  1,996    $  4,916
    Current maturities of long-term debt ..............      1,476       1,758
    Accounts payable ..................................      4,117       4,081
    Cash overdraft liability ..........................      1,252       1,605
    Accrued liabilities:
      Salaries and wages ..............................      1,579       1,482
      Other ...........................................      1,092         840
                                                          --------    --------
Total current liabilities. ............................     11,512      14,682

LONG-TERM DEBT ........................................     10,360      16,156
DEFERRED GAIN-FULFILLMENT .............................        550          --
DEFERRED INCOME TAXES .................................      3,311       3,311

SHAREHOLDERS' EQUITY:

    Common stock ......................................         51          51
    Paid-in capital ...................................     18,476      18,415
    Retained earnings .................................     20,003      19,454
    Treasury Stock ....................................     (4,476)     (4,449)

    Total shareholders' equity ........................     34,054      33,471
                                                           -------    --------
    Total liabilities and shareholders' equity.........   $ 59,787   $  67,620
                                                          ========   =========

(see accompanying notes)

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                   -------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  ---------------------------------------------
               (in thousands, except share and per share amounts)


                                                                         Three-Month Period Ended    Nine-Month   Period Ended
                                                                        Feb. 27,         Feb. 28,    Feb. 27,       Feb. 28,
                                                                          1998              1997        1998          1997
                                                                     -----------       -----------  ----------    -----------
Net sales .........................................................   $    15,700    $    17,656    $    49,101    $    55,201

Cost of sales .....................................................        12,763         15,345         39,447         47,742
                                                                      -----------    -----------    -----------    -----------
Gross profit ......................................................         2,937          2,311          9,654          7,459

Selling, general and
 administrative
 expenses .........................................................         2,671          2,297          7,871          7,030
                                                                      -----------    -----------    -----------    -----------
Operating profit ..................................................           266             14          1,783            429

Other income (expense):

 Interest expense .................................................          (451)          (712)        (1,508)        (2,160)

 Buy out related expense ..........................................           (18)            --           (162)            --

 Interest and other
  income ..........................................................           302            252            836            628
                                                                      -----------    -----------    -----------    -----------
Total other income
(expense) .........................................................          (167)          (460)          (834)        (1,532)
                                                                      -----------    -----------    -----------    -----------
Earnings (loss) from
continuing operations
before income taxes ...............................................            99           (446)           949         (1,103)

Provision (benefit)for
income taxes ......................................................            38           (156)           367           (341)
                                                                      -----------    -----------    -----------    -----------
Earnings (loss) from
continuing operations .............................................            61           (290)           582           (762)

Discontinued Operations:

Loss from discontinued
operations before income
taxes .............................................................           (68)           (75)           (51)        (1,478)

Income tax benefits ...............................................           (25)           (24)           (18)          (501)
                                                                      -----------    -----------    -----------    -----------
Loss from discontinued
operations ........................................................           (43)           (51)           (33)          (977)
                                                                      -----------    -----------    -----------    -----------
Net earnings(loss) ................................................   $        18    $      (341)   $       549    $    (1,739)
                                                                      ===========    ===========    ===========    ===========
Net earnings (loss)
 per share-Basic
 - continuing .....................................................   $       .01    $      (.06)   $       .13    $      (.16)
 - discontinued ...................................................          (.01)          (.01)          (.01)          (.21)
                                                                      -----------    -----------    -----------    -----------
 - Total ..........................................................   $       .00    $      (.07)   $       .12    $      (.37)
                                                                      ===========    ===========    ===========    ===========
Net earnings (loss)
 per share-Diluted
 - continuing .....................................................   $       .01    $      (.06)   $       .12    $      (.16)
 - discontinued ...................................................          (.01)          (.01)          (.01)          (.21)
                                                                      -----------    -----------    -----------    -----------
 - Total ..........................................................   $       .00    $      (.07)   $       .11    $      (.37)
                                                                      ===========    ===========    ===========    ===========
Weighted average
number of shares
outstanding
         Basic ....................................................     4,656,338      4,649,382      4,654,487      4,649,382
                                                                      ===========    ===========    ===========    ===========
         Diluted ..................................................     4,689,980      4,696,772      4,687,165      4,689,231
                                                                      ===========    ===========    ===========    ===========
see accompanying notes)


                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      -------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 -----------------------------------------------
                                 (in thousands)


                                                             Nine-Month Period Ended
                                                           February 27,   February 28,
                                                                1998           1997
                                                           ----------      -----------
Cash flows from operating activities:
  Net earnings (loss) ...............................        $   549         $(1,739)
  Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
    Depreciation and amortization ...................          3,777           4,388
    Gain on sale of assets ..........................           (636)             --
    Change in assets and liabilities:
      Accounts receivable ...........................            305            (517)
      Inventories ...................................            410             834
      Prepaid expenses
        and other current assets ....................          1,438          (1,070)
      Accounts payable ..............................             36           3,360
      Accrued liabilities ...........................            351            (142)
      Deferred gain on sale of Oshkosh facility .....            550              --
         Income taxes ...............................           (461)          1,188
                                                             -------         -------
 Net cash provided by operating activities ..........          6,319           6,302

Cash flows from investing activities:
  Proceeds from sale of fixed assets ................          4,805           1,710
  Proceeds from sale of operating unit ..............             --          (4,140)
  Purchase of net business assets ...................         (1,249)             --
  Acquisition of property, plant and equipment ......           (558)             --
  Other .............................................             --             267
                                                             -------         -------
Net cash provided by (used in) investing
  activities ........................................          2,998          (2,163)

Cash flows from financing activities:
  Net decrease in revolving credit
     arrangement borrowings .........................         (2,920)         (3,873)
  Proceeds from long-term borrowings ................             --           4,870
  Payments on long-term borrowings ..................         (6,078)         (5,397)
  Decrease in cash overdraft ........................           (353)             --
  Sale of common stock through stock option exercises             34              --
                                                             -------         -------
        Net cash used by financing activities .......         (9,317)         (4,400)

Net increase (decrease) in cash .....................             --            (261)
Cash at beginning of period .........................             --             298
                                                             -------         -------
Cash at end of period ...............................        $    --         $    37
                                                             =======         =======
(see accompanying notes)

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                February 27, 1998


1.       Net Earnings (Loss) Per Common Share:

         During the quarter, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, AEarnings Per Share,@ which was issued by the Financial Accounting Standards Baord (FASB) in February 1997. Under this new pronouncement, the dilutive effect of stock options is excluded from the calculation of primary earnings per share, now called basic earnings per share. Earnings per share information for all prior periods presented has been restated to conform with the new calculation under SFAS 128. The reconciliation between basic and diluted earnings per share are as follows:


                                          Three-Month      Period Ended       Nine-Month     Period Ended
                                          February 27,     February 28,      February 27,    Februay 28,
                                               1998            1997             1998            1997
                                            -----------     -----------     -----------      -----------
Basic:
Weighted average
 shares outstanding ..................       4,656,338        4,649,382        4,654,487        4,649,382

Net effect of dilutive
options based on the treasury
stock method using average
market price .........................          33,642           47,390           32,678           39,849
                                         -------------    -------------    -------------    -------------
Diluted:
Weighted average
 shares outstanding ..................       4,689,980        4,696,772        4,687,165        4,689,231
                                         =============    =============    =============    =============

Net earnings(loss)from continuing
operations ...........................   $      61,000    $    (290,000)   $     582,000    $    (762,000)

Net earnings (loss)
from discontinued
operations ...........................         (43,000)         (51,000)         (33,000)        (977,000)
                                         -------------    -------------    -------------    -------------
Net earnings (loss) ..................   $      18,000    $    (341,000)   $     549,000    $  (1,739,000)
                                         =============    =============    =============    =============

Net earnings (loss) per share-Basic:
  - continuing .......................   $        0.01    $       (0.06)   $        0.13    $       (0.16)
  - discontinued .....................           (0.01)           (0.01)           (0.01)           (0.21)
                                         -------------    -------------    -------------    -------------
         Total: ......................   $        0.00    $       (0.07)   $        0.12    $       (0.37)
                                         =============    =============    =============    =============

Net earnings (loss) per share-Diluted:
  - continuing .......................   $        0.01    $       (0.06)   $        0.12    $       (0.16)
  - discontinued .....................           (0.01)           (0.01)           (0.01)           (0.21)
                                         -------------    -------------    -------------    -------------
         Total: ......................   $        0.00    $       (0.07)   $        0.11    $       (0.37)
                                         =============    =============    =============    =============

2.       Inventories:

         Inventories consist of the following (in thousands):



                      February 27, 1998   May 31, 1997
                      -----------------   ------------
      Raw materials         $4,130            $4,523
      Work in process        1,346             1,666
      Finished goods         4,032             3,668
                            ------            ------
                            $9,508            $9,857
                            ======            ======


3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense (benefit) for the nine-month periods ended February 27, 1998 and February 28, 1997, is based on the anticipated income tax rate for the entire fiscal year.

4.       Debt:

         As of February 27, 1998 the Company had drawn $2.0 million of the $10.0 million available for working capital under terms of the revolving credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the third quarters, and first nine months, of fiscal 1998 and 1997, and its financial condition at quarter end of February 27, 1998. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") are forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly immediately below and under "General Factors."

In September 1996, the Company announced that it intended to divest its food processing operations. As a consequence, beginning in the second quarter of fiscal 1997, the Company began accounting for the food processing segment as a discontinued operation. Information prior to that time has been restated to reflect this change in accounting, unless specifically indicated otherwise.

The Company previously announced the execution of separate letters of intent providing for the acquisitions of the Company and for the sale of assets of its food processing segment. Both transactions remain subject to continuing due diligence reviews, execution of definitive agreements (which have not yet occurred) and other customary conditions. Therefore, consummation of either of the transactions cannot be assured. The Company does not intend to make any further announcements concerning the status of negotiations as to definitive agreements until they have been reached, which cannot be assured, or negotiations have terminated. On November 24, 1997 the Company sold the real estate and equipment at its Oshkosh, Wisconsin fulfillment facility (the AOshkosh Facility@). The sale transaction was reflected in the second quarter of fiscal 1998 including a deferral of a portion of the gain. In addition, as of November 25, 1997, the Company purchased certain operating assets of General Converting, a flexible packaging company. The Company intends to operate the acquired business from the Company=s existing facilities. Because the acquisition is being accounted for using the purchase method of accounting, the results of the acquired operations will only be reflected from the date of the acquisition and therefore have not had a material impact on the reported periods.

Period to period comparisons are also affected by the Company's May 1997 sale of the stock of its former subsidiary, Barrier Films Corporation ("Barrier"). While operations and results of Barrier were included in the first three quarters of fiscal 1997, the operations were divested prior to the commencement of the first quarter of fiscal 1998.


RESULTS OF OPERATIONS

In the third quarter of fiscal 1998, net sales were $15.7 million as compared to $17.7 million for the same period in the prior year. For the first nine months of fiscal 1998, sales of $49.1 million were down from sales of $55.2 million through nine months of fiscal 1997. Comparative sales by principal lines of business are shown below:

Net Sales in Millions

                                       Fiscal Third Quarter                    Fiscal Year To Date
                                       --------------------                    --------------------
                                  1998     1997     % Change                 1998     1997    % Change
                                  ----     ----     --------                 ----     ----    --------
Graphic Services
         Specialty Printing         $13.0   $12.1      7.4%                 $41.4    $38.4         7.8%
         Converting & Packaging       1.5     1.8    (16.7)%                  4.0      5.0       (20.0)%
         Other                        1.2     3.8    (68.4)%                  3.7     11.8       (68.6)%
                                    -----   -----    ------                 -----    -----       ------
                  Total             $15.7   $17.7    (11.3)%                $49.1    $55.2       (11.1)%

Sales for the Company's ASpecialty Printing@ line increased over the prior year's sales for both the third quarter and year-to-date. ASpecialty Printing@ includes folding cartons, commercial printing, distribution and flexible packaging. Converting and packaging sales decreased in the third quarter of fiscal 1998 by $300,000 compared to the prior year and year-to-date remain $1.0 million behind last year. Converting and packaging includes services related to paperboard packaging, and packaging and converting of other promotional and specialty items. The biggest principal line decline in sales for both the third quarter and year-to-
date occurred in the Company's "Other" line of business which includes direct mailing, fulfillment and in fiscal 1997 films manufacturing. $5.2 million of this year-to-date change and $1.7 million of the quarter to quarter change resulted from the sale of Barrier prior to the beginning of the current fiscal year. The company also experienced declining revenue from its fulfillment business. In November 1997, the Company sold the Oshkosh Facility at which fulfillment operations have been conducted in order to reallocate these resources from an underutilized facility, although certain fullfillment services continue to be condiucted. Management continues to focus its sales efforts at market opportunities utilizing its Acore@ operational competencies and developing special niches for improved overall profitability.

Gross profit improved in the quarter and year-to-date. Year-to-date gross profit margins improved from 14% of sales in fiscal 1997 to 20% in fiscal 1998. Margins improved in each of the operations due to improved controls and efficiencies as well as cost reductions especially for payroll related expenses, rent expense and depreciation. In addition, the Company has developed additional businesss in some higher margin markets.

Selling, general and administrative expenses increased for the quarter and year-to-date reflecting increases in the Company=s reserves for bad debts and additional professional fees incurred in supporting the Company's sale and purchase of various assets and other ongoing activities.

As a result of the above, the Company improved operating profit on a quarter to quarter comparative basis from $14,000 to $266,000, and on a year-to-date comparative basis from $429,000 to $1.8 million.

Interest expense was reduced for the current quarter and year-to-date compared to the prior year. Quarter to quarter and year-to-date interest savings compared to fiscal 1997 primarily resulted from a reduction in bank debt during the periods.

Buy out related expense in fiscal 1998 represents the costs pertaining to the proposed acquisition of the Company.

Other income includes recognition of the gain on the sale of the Oshkosh facility and of certain other equipment and assets.

Income tax expense (benefit) is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings from continuing operations increased to $61,000 or $0.01 per dilutive share, compared to a loss of $290,000 or $0.06 per share for the same period last year. Earnings from continuing operations were $582,000 or $0.12 per dilutive share for the first three quarters of fiscal 1998, compared to a loss of $762,000 or $0.16 per share for the comparable period in the prior year.

The food processing segment, now accounted for as a discontinued operation, posted year-to-date sales of $12.6 million for fiscal 1998, an increase of $468,000 over the same period for the prior year. In addition, year-to-date net income from this division improved $944,000 (from a loss in fiscal 1997 of $977,000 to a loss of $33,000). Year-to-date earnings per dilutive share from discontinued operations improved to a loss of $0.01 in fiscal 1998 from a loss of $0.21 in fiscal 1997.



                  Liquidity and Capital Resources

As shown in the Condensed Consolidated Statements of Cash Flows, the ending cash balance did not change from the beginning of this nine month period to the end although cash overdrafts decreased by $353,000.

Operating activities provided $6.3 million of increased cash during the first nine months. Cash from profitable operations and depreciation generated $4.3 million of this amount. Further cash was generated from the receipt of payments on outstanding notes. These improvements were partially offset by a $461,000 increase in the company=s income taxes refundable.

Cash flow from investing activities provided further cash primarily from the sale of the Oshkosh facility. The Oshkosh Facility was sold for $3.6 million in cash generating a current gain of $165,000 and an additional deferred gain of $600,000.

These proceeds were partially offset by further investment in plant and equipment and the acquisition of General Converting=s assets. In the transaction, the Company paid approximately $1.2 million in cash for specified assets (including certain current assets) of General Converting.

Cash generated from operating activities and investing activities was utilized to reduce the Company=s outstanding debts including the revolving line of credit, $2.9 million, cash overdraft, $353,000 and term debt, $6.1 million. As of the quarter end, the Company was in compliance with all of its loan covenants. The Company considers its credit facilities adequate for its current liquidity needs.





General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers. The Company is dependent upon its ability to retain and obtain new customers without the benefit of long term contracts.

Outlook Foods, which the Company is seeking to divest, manufactures malted milk products for Nestle under a contract which has been extended to December 1998. In addition, Nestle purchases other products on a non-contractual basis. However, there can be no assurances that such purchases will continue, and the announced divestiture of Outlook Foods could adversely affect the operations of the food segment.

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

In addition, the Company=s business requires it to maintain substantial inventories. From time to time, changes in customer projects or Company services can render certain inventories obsolete, and from time to time the Company has taken substantial write-offs of obsolete inventories. The need to take such write-offs in the future may affect future profitability and depends upon changing customer requirements and other factors beyond the Company=s control. In addition, in the case of Foods, the treatment of inventory, accounts receivable, and other assets will depend upon the ultimate agreement between the Company and a buyer of the Foods operations.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OUTLOOK GROUP CORP.
                                                 -------------------
                                                       (Registrant)




                                    /s/ Richard C. Fischer
Dated: April 13, 1998               ----------------------------------------

                                    Richard C. Fischer, Chairman and Interim
                                    Chief Executive Officer



                                    /s/ Thomas C. Aschenbrenner
                                    --------------------------------------------
                                    Thomas C. Aschenbrenner, Secretary and Chief
                                    Financial Officer

                               OUTLOOK GROUP CORP.


                                  EXHIBIT INDEX
                                  to FORM 10-Q
                     for the quarter ended February 27, 1998


Exhibit                                                         Filed
 Number                    Description                        Herewith
----------------------------------------------------------------------
  27              Financial Data Schedule                         X