Form 10-K
period 1998-05-31
OUTLOOK GROUP CORP
filed 1998-08-31
CIK 867490

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10 - K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 1998
                                               ------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    -----------------
                       Commission file number 000-18815
                                              ---------

                               OUTLOOK GROUP CORP.
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                     39-1278569
     -----------------------               -----------------------------------
     (State of incorporation)              (I.R.S. Employer Identification No.)

1180 AMERICAN DRIVE, NEENAH, WISCONSIN                      54956
---------------------------------------                  ---------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (920) 722-2333
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE
----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                      No
                             -----------                 --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 21, 1998, 4,667,132 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $4.125 last sale price on the NASDAQ Stock Market) held by non-affiliates (excludes a total of 1,209,832 shares reported as beneficially owned by directors, executive officers and greater-than 10% shareholders -- does not constitute an admission as to affiliate status) was approximately $14.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 PART OF FORM 10-K INTO WHICH
            DOCUMENT                     PORTIONS OF DOCUMENTS ARE INCORPORATED
            --------                     --------------------------------------
  Proxy Statement for 1998 Annual                       Part III
  Meeting of Shareholders

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

         Outlook Group Corp. (the "Company") is a printing and packaging ("Graphic Services") company offering a variety of related services including specialty printing, converting and packaging, mailing and distribution. The Company seeks to be a single source solution for its customers' graphic services needs. Founded as a Wisconsin corporation in 1977, the Company initially concentrated on bulk mailing and commercial printing projects. Over the years, the Company's business has expanded to include related services.

         As a result of its performance during recent fiscal years, the Company has considered, and continues to consider, a variety of options for restructuring its business and operations in order to position the Company for strengthened future performance. The Company has divested itself of the operations of its Outlook Foods, Inc. subsidiary ("Foods"), its publishing operations and its former Barrier Films Corporation subsidiary ("Barrier"), as it determined that those operations did not complement its other continuing market lines. The Company also sold its Oshkosh, Wisconsin and Wichita, Kansas facilities, which were no longer needed, to redeploy capital resources. As part of its ongoing consideration of strategic alternatives, the Company is continuing to consider divestiture strategies to the extent that the Company believes such actions would enhance its ability to achieve successful operations. In addition, the Company will also consider appropriate acquisitions to strengthen continuing operations. There can be no assurances, however, that the Company will be able to successfully implement such strategies or complete those transactions.

         The following table sets forth the approximate amount and percentage of net sales from continuing operations contributed by its sole continuing segment (Graphics Services) during the last three fiscal years, as well as net sales from discontinued operations (Foods Processing):



                                                                 FISCAL YEAR ENDED MAY 31,
                                                                 -------------------------
                                                  1998                    1997                1996
                                              ----------                --------            --------
                                                                    (DOLLARS IN THOUSANDS)

Graphic Services Segment.............         $66,951      100%     $72,054       100%     $79,305      100%
                                               ======      ====      ======       ====      ======      ====
Discontinued Operations:
  Food Processing Segment............          15,460                16,804                 32,051
                                               ------                ------                 ------
       Total.........................         $82,411               $88,858               $111,356
                                               ======                ======                =======

RECENT DEVELOPMENTS

         The Company announced in June 1998 that its discussions with another entity relating to the possible acquisition of the Company had terminated. The Company had announced execution of a letter of intent with that entity in August 1997.

         In May 1998, the Company sold substantially all assets of Foods, including Foods' Oconomowoc, Wisconsin manufacturing facility, to Lake Country Foods, Inc. and Lake Country Properties, LLC (together, "Lake Country"). The Company had announced its intention to divest Foods in September 1996; since that time, the Company has accounted for its food processing operations as a discontinued operation.

GRAPHIC SERVICES

         The Company now conducts all of its operations in its the Graphic Services segment. Further information as to these operations is given below.

         The Company offers a broad array of specialty printing and related services, including pre-press work, sheeting, printing and finishing. The Company provides full-color printing and color enhancement, application of specialized coatings, simultaneous two-sided printing, enhanced drying and computerized control. The Company focuses on specialty printing projects such as picture cards, recipe cards, folding cartons, food coupons and labels, vinyl cards, specialty laminations, continuous forms and promotional materials rather than traditional commercial printing of books, magazines and catalogs. The specialty printing operations enhance the Company's ability to cross-sell its other graphic services.

         Primarily through its Outlook Graphics division ("Outlook Graphics"), the Company's pre-press staff prepares projects for printing to customer specifications. These services include preparatory camera or computerized plate-making, layout, typesetting and other related services. Although Outlook Graphics does not generally perform design services, it assists designers in translating a concept into a printed product.

         Outlook Graphics' presses generally use off-set printing processes and can print on a wide range of media from newsprint and coated paper to heavy board, including paperboard packaging. Outlook Graphics currently utilizes sheet-fed full-color presses of various sizes, the most sophisticated of which are capable of six-color printing. Certain presses have interchangeable printing plates which allow the Company significant flexibility in meeting customer needs. In 1993, Outlook Graphics' acquired sheeting capacity, whereby it can cut paper for printing to particular job size requirements, providing an additional service to offer customers.

         The Company's Outlook Label Systems, Inc. subsidiary ("Outlook Group") complements the Company's other specialty printing operations by using different technologies and offering manufacturing capabilities not otherwise available from the Company, enhancing the Company's ability to cross-sell services. Outlook Label manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards (such as temporary credit cards and identification cards), continuous forms, cartons, and sweepstakes and specialty game pieces. Outlook Label's narrow web presses generally utilize continuous-feed rolls of paper and flexo- or letter-press processes. Its most sophisticated machinery permits one-pass, 14-color printing and lamination of various substrates using an in-line process.

         The Company's Outlook Packaging, Inc. subsidiary ("Outlook Packaging") engages in flexographic printing and laminating of flexible packaging films. In these processes, Outlook Packaging takes flexible packaging materials (which are purchased from others) and prints, laminates and/or slits the material to customer specifications. Customer orders may include some or all of Outlook Packaging's services. Outlook Packaging specializes in printing packaging materials for the food industry and is expanding in the industrial and consumer packaging markets. Outlook Packaging prints and laminates materials for items such as pouches, bags, vacuum packages, packets, security devices and card and food overwraps, and provides them to customers in convenient rolls of film.

         The establishment of Outlook Packaging, including the acquisition of assets of Sunrise Packaging, Inc. ("Sunrise") in 1993, was part of the Company's diversification strategy, and was intended to complement the Company's other specialty printing operations by allowing the Company to offer additional technologies, capabilities and customer services. In November 1997, the Company acquired certain operations of General Converting, another flexible packaging company, which Outlook Packaging was able to continue in its existing Oak Creek facilities, to enhance utilization.

          Outlook Graphics also provides finishing services for printed items (whether or not printed by the Company) such as precision trimming, folding, alucing, die-cutting, binding, shrink-wrapping, collating and packaging products for mailing and distribution. Outlook Graphics also has developed paperboard packaging capabilities to serve its customers' needs and enhance the Company's single source solution approach. Paperboard packaging consists of utilizing paperboard stock to print and convert folding cartons, blister cards, pocket folders and other point of purchase materials.

         The Company's converting and packaging services grew rapidly through fiscal 1992, primarily due to the substantial increase in business relating to sports picture card converting; however, sales of these services began to decline in fiscal 1994, and no longer represent a significant part of the Company's business. The Company still maintains specialized equipment for cutting, trimming, sorting, collating and packaging cards, some of which was designed or modified to accommodate customer needs; the Company has sold certain surplus equipment as a result of the reduction in its collectible card business and may sell additional surplus equipment in the future.

         The Company packages other types of items. Recent examples have included promotional CD Roms for mailing, wrapping toys and other promotional items for insertion in cereal boxes, overwrapping multiple packages for sale as a single unit, and packaging items for vending machines. Custom designed feeding and in-line overwrapping systems increase the efficiency of its packaging operations. Outlook Graphics also maintains an environmentally controlled work area to perform food contact packaging and to provide other packaging services for which cleanliness and specific quality standards are required.

         Other services provided by the Company include direct mailing and distribution. Direct mailing involves inserting, literature overwrapping, labeling, personalizing, sorting and shipping printed items for bulk mailing. The Company's zip code sorting allows it to minimize customer postal charges by, in many instances, delivering items by common carrier to a post office near the destination. The Company is also "Alternative Procedures" qualified by the US Postal Service, which provides it the ability to accelerate the cycle for moving material from production to the end user. Direct mailings in fiscal 1998 included catalogs, coupon packages and promotional materials such as CD Roms for Internet service providers.

         The distribution services provided by the Company consist of storing and distributing items upon customer order. In most cases, distribution items are materials such as forms and booklets that are printed by the Company, often under standing orders from its customers to replenish supplies. Custom designed data systems produce reports to assist the Company's customers in managing their fulfillment programs. In fiscal 1998, the Company has deemphasized distribution operations which do not involve materials printed or packaged by the Company. In November 1997, the Company sold the Oshkosh, Wisconsin facility at which it previously conducted its fulfillment operations. The Company continues to provide fulfillment services, although certain of those services may be provided in cooperation with Great Northern Corporation, the purchaser.

         Through its former Barrier subsidiary, from 1995 to 1997, the Company manufactured flexible plastic film for the Company's other operations and for outside customers. Barrier was sold in May 1997, as the Company determined its operations were not consistent with the Company's long-term direction. The Company has entered into an agreement with the purchasers of Barrier whereby they may supply certain of the Company's requirements for co-extruded film in the future.

DISCONTINUED OPERATIONS/FOOD PROCESSING SEGMENT

         In September 1996, the Company announced plans to divest its food processing segment, and began to account for those operations as a discontinued operation. In May 1998, the Company entered into an agreement to sell the assets of its Foods subsidiary to Lake Country, and simultaneously closed the transaction.

         The food processing operations were formed in 1992 as a result of the acquisition of certain assets from Nestle Beverage Company ("Nestle"). This line of business consisted of dry-blended food processing and packaging, in which Foods mixed and blended various raw materials, generally in accordance with customers' formulas. The resulting products (generally dry mixes or powders) were then packaged. Sales to Nestle represented approximately 48% of this operation's net sales in fiscal 1998, as compared to 67% and 94% in fiscal 1997 and 1996, respectively.

CUSTOMERS AND MARKETING

         Due to the project-oriented nature of the Company's business, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. The identity of those customers also may change.

         During fiscal 1998, sales (primarily in the discontinued operations of the food processing segment) to Nestle accounted for 9% of the Company's total net sales for the period. Sales to Nestle were 13% and 26% of the Company's total net sales in fiscal 1997 and 1996, respectively. During fiscal 1998, sales (all graphic services) to Kraft Foods, Inc. (and affiliates) ("Kraft") accounted for approximately 10% of the Company's total net sales from continuing operations for the period; sales to Kraft were 14% and 13% of the Company's total net sales from continuing operations in fiscal 1997 and 1996, respectively.

         In connection with the Company's December 1992 acquisition of certain Nestle assets, Foods and Nestle entered into operational agreements including five-year agreements under which Foods packaged malted milk products for Nestle. The Company's contracts to blend malted milk were extended for one year in December 1997, and were assumed by Lake Country as part of the Foods sale transaction.

         Sales to Kraft represent sales to several Kraft divisions and subsidiaries. The Company performs various services on behalf of Kraft, such as production of labels and contract packaging. As with most of its customers, the Company's sales to Kraft are pursuant to cancelable purchase orders.

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

         The Company markets its services nationally through certain of its executive officers and its centralized sales group which at July 31, 1998 included 42 sales and service employees and 12 manufacturer's representatives. The sales group is intended to centralize and coordinate sales and marketing activities among the Company's various operations. The Company generally does not enter into employment contracts with its officers (other than its COO) and employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

         In the graphic services segment, raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 47% of the Company's cost of goods sold in continuing operations during fiscal 1998, as compared to 48% in fiscal 1997. The Company has not experienced difficulties in obtaining materials for the graphic services segment in the past and does not consider itself dependent on any particular supplier for raw materials, or for the Company's equipment needs.

COMPETITION

         The market for the services provided by the Company is highly competitive, primarily on the basis of price, quality, production capability, capacity for prompt delivery and continuing relationships.

         The Company's principal competitors, and the scope of the areas in which the Company competes, vary based upon the services offered. With respect to specialty printing services, its competitors are numerous and range in size from very large multi-national companies with substantially greater resources than the Company to many smaller local companies. Numerous competitors also exist for other services. While there are fewer competitors offering converting and packaging services, competition is very strong. The Company believes that relatively few competitors offer the wide range of services provided by the Company. Because of the substantial capital requirements for graphic services equipment, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment. The Company does not believe foreign competition is significant at this time.

YEAR 2000 COMPLIANCE

         The Company has taken, and is continuing to take, actions intended to assure that its computer systems and other equipment are capable of functioning in, and processing for periods for, the Year 2000 and beyond. The Company has implemented a program intended to address, on a timely basis, "Year 2000 Compliance" (the need for computer applications and other systems used by the Company to function in and after the Year 2000 and to recognize and properly perform date sensitive functions involving dates after December 31, 1999).

         Based on the current status of the Company's compliance efforts, the costs associated with identified Year 2000 compliance issues are not expected to have a material effect on the results of operations or for actual condition of the Company. The Company has developed implementation plans with its software vendors to upgrade to software versions that are Year 2000 compliant. In addition, the Company has reviewed, or is in the process of reviewing, equipment which includes computerized controls or imbedded processors, to help assure that they will function properly in the Year 2000 and beyond. The Company has not, to date, identified deficiencies which it believes cannot be corrected or which will have a material effect, either financially or operationally, on the Company. To the extent it believes appropriate, the Company has had such discussions as believed appropriate with suppliers of this equipment, confirmed Year 2000 compliance with key suppliers and customers.

         At this time, the Company does not expect that the reasonably foreseeable consequences of Year 2000 Compliance to have material effects on the Company's business, operations or financial condition. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable. Therefore, there can be no assurance that unforeseen circumstances will not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

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

EMPLOYEES

         At July 31, 1998, the Company had 558 employees, substantially all of whom were employed on a full-time basis. The Company contracts for and/or hires temporary and intermittent employees to increase the number of personnel in certain operations as project commitments require; however, only four of the employees at July 31, 1998 were intermittent. The Company considers its relationship with its employees to be good. Wages and employee benefits in continuing operations represented approximately 28% and 29% of the Company's cost of goods sold in continuing operations during fiscal 1998 and 1997, respectively.


ITEM 2.           PROPERTIES.

         The Company's offices and main production and distribution facilities are located in the Town of Menasha, Wisconsin in a facility owned by the Company. The 345,000 square foot facility (of which approximately 25,000 square feet are used for offices) was built in stages from 1980 to 1992. The Company also owns approximately five acres of land adjacent to this facility to provide for future expansion, if needed.

         The Company owns an 83,000 square foot facility in Neenah, Wisconsin in which Outlook Label's office and production facilities are located. This facility provides capacity for future expansion of Outlook Label as well as for other operations of the Company, if needed.

         The Company owns an 81,000 square foot facility in Oak Creek, Wisconsin in which Outlook Packaging's office and production facilities are located. The building was constructed in 1990, and was purchased by the Company in 1993. The Company also owns approximately four acres of land adjacent to this facility.

         The Company leases an approximately 75,000 square foot facility in Neenah, Wisconsin which is currently used for certain mailing operations and warehouse space. The lease for this facility expires on March 30, 2002. The Company must provide six months notice of its intention to vacate or the lease continues on a year-to-year basis. The Company also leases an approximately 37,500 square foot facility in Neenah, Wisconsin for its sheeting operations and other warehouse space. The Company occupied the facility in 1993. The lease is for a ten year term, with one five year option to renew.

         In addition to land and buildings, the Company maintains significant complex and specialized equipment to perform its various graphic services. The equipment includes presses, machinery dedicated to converting and packaging, and other machinery described above in Item 1. Certain of the equipment is leased by the Company; see Note G of Notes to Consolidated Financial Statements elsewhere in this report for a description of equipment lease transactions. The Company is dependent upon the functioning of such machinery and equipment, and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs relating to the equipment, which may delay its utilization, maintenance requirements, and technological or mechanical obsolescence. Because of the substantial capital requirements for graphic services equipment in particular, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

         The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently utilized by it is sufficient for its currently anticipated needs but that expansion of the Company's business or offering new services could require the Company to obtain additional equipment or facilities.

         In fiscal 1998, the Company sold, in separate transactions, its former facilities in Oconomowoc, Wisconsin (Foods), Oshkosh, Wisconsin (fulfillment) and Wichita, Kansas (Outlook Packaging), which were no longer needed by the Company. As a result of the diminution of certain lines of business (particularly relating to collectible cards), the Company has sold certain surplus equipment in recent years, and will consider further sales in the future. The Company also regularly evaluates its facility needs, and would sell, or terminate leases to, other facilities if appropriate.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.


                NAME                          AGE                          POSITION(S)
                ----                          ---                          -----------

      Richard C. Fischer................      59         Chairman of the Board and interim Chief Executive
                                                         Officer; Director

      Joseph J. Baksha..................      46         President and Chief Operating Officer

      Jeffry H. Collier.................      45         Executive Vice President; Vice President and General
                                                         Manager of Graphics Group; Director

      Paul M. Drewek....................      52         Interim Chief Financial Officer
-----------------------

         Richard C. Fischer has served as Chairman of the Board and interim Chief Executive Officer of the Company since December 1997; he has been a director of the Company since 1995. Mr. Fischer has been an investment banker with Fischer and Associates LLC since 1995, and previously served as an investment banker with Robert W. Baird & Co., Incorporated.

         Joseph J. Baksha has served as President and Chief Operating Officer since December 1996, after having served as Vice President of the Company and President of Outlook Packaging since June 1996. Previously, Mr. Baksha served as Executive Vice President and Chief Operating Officer of Washburn International (a manufacturer and distributor of musical instruments) from 1994 to 1996, and previously as Executive Vice President and Chief Operating Officer of Alusuisse Flexible Packaging (a flexible packaging company).

         Jeffry H. Collier has served as Executive Vice President of the Company since 1994, President of the Outlook Graphics division since 1996 and a Vice President of the Company since 1990. Previously, Mr. Collier was employed by the Company as its plant manager and General Manager of Outlook Label.

         Paul M. Drewek became the Company's interim Chief Financial Officer in May 1998. Mr. Drewek has also acted as principal of Drewek & Associates (accounting and management consulting) since 1997. Previously, Mr. Drewek served as Chief Financial Officer of Allied Computer Group Companies, Inc. (a computer systems integrator and consulting company) from 1995 to 1997, and prior thereto as Vice President - Finance and

Administration and Treasurer-CFO of Joiner Associates Incorporated (a consulting and publishing company specializing in total quality management). Mr. Drewek also is deemed the Company's principal accounting officer.



                                    * * * * *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements (particularly those referring to expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe", "anticipate," "expect" or "intend") that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors which are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of Operations--Fiscal 1998 Compared to Fiscal 1997") in Item 7 hereof.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's common stock is quoted on The NASDAQ Stock Market. The following table sets forth high and low sales prices as reported on NASDAQ by quarter for the indicated fiscal years.


     FISCAL 1998                High               Low
     -----------                ----               ---
           First quarter        $8.00             $4.31
           Second quarter        7.75              4.50
           Third quarter         7.44              5.75
           Fourth quarter        6.25              5.50


     FISCAL 1997                High               Low
     -----------                ----               ---
           First quarter        $5.75             $4.00
           Second quarter        6.50              4.00
           Third quarter         6.00              4.00
           Fourth quarter        6.25              3.88

         The Company has not paid any cash dividends since its inception. The Company presently intends to employ its earnings in the continue development and expansion of is business and does not expect to pay any cash dividends in the foreseeable future. For a description of contractual dividend restrictions, see Note C of Notes to the consolidated financial statements and the discussion in Management's Discussion and Analysis.

         As of August 21, 1998, the Company had approximately 520 registered shareholders of record.

ITEM 6.           SELECTED FINANCIAL DATA.

The following selected financial data of the Company have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis contained in this report. Information for years prior to 1998 has been restated to reflect the Company's subsidiary, Outlook Foods, Inc., as a discontinued operation; see Note M to the consolidated financial statements.



FISCAL YEAR ENDED MAY 31,
(in thousands, except share and per share amounts)               1998        1997(1)            1996         1995(1)        1994(2)
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS STATEMENT DATA:
Net Sales                                                    $ 66,951     $  72,054     $    79,305     $    91,620     $   74,020
Cost of goods sold                                             54,545        61,168          74,683          77,046         62,222
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   12,406        10,886           4,622          14,574         11,798
Selling, general and administrative expenses                   10,454         9,904          13,347          13,303          9,087
------------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                         1,952           982          (8,725)          1,271          2,711
Other income (expense):
     Interest expense                                          (1,968)       (2,778)         (2,506)         (1,930)          (687)
     Other income                                               1,409           746           1,609             959            991
     Gain on sale of subsidiary                                    --           556              --              --             --
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
     before income taxes                                        1,393          (494)         (9,622)            300          3,015
Income tax expense (benefit)                                      640            58          (3,659)            118          1,002
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                        753          (552)         (5,963)            182          2,013
Discontinued Operations:
     Earnings (loss) from discontinued
     operations before income taxes                              (916)       (1,492)            658           1,829          4,547
     Income tax expense (benefit)                                   4          (574)            253             726          1,772
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations                     (920)         (918)            405           1,103          2,775
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                          $   (167)    $  (1,470)    $    (5,558)    $     1,285     $    4,788
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share - Basic
Continuing operations                                        $    .16     $    (.12)    $     (1.28)    $       .04     $      .40
Discontinued operations                                          (.20)         (.20)            .09             .22            .55
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                   $   (.04)    $    (.32)    $     (1.19)    $       .26     $      .95
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share - Diluted
Continuing operations                                        $    .16     $    (.12)    $     (1.26)    $       .04      $     .39
Discontinued operations                                          (.20)         (.20)    $       .09             .22            .54
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                   $   (.04)    $    (.32)    $     (1.17)    $       .26      $     .93
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
     outstanding - Basic                                    4,662,460     4,649,382       4,661,882       4,884,607      5,039,799
                 - Diluted                                  4,692,522     4,700,551       4,715,887       4,986,491      5,117,996
------------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (AT FISCAL YEAR END):
Working capital                                              $ 14,185     $  11,368     $    23,700     $    24,260     $   23,109
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                   53,457        67,620          77,853          83,373         70,582
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                         7,061        16,156          30,859          24,991         14,762
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                           33,383        33,471          34,941          41,386         42,574
------------------------------------------------------------------------------------------------------------------------------------


(1) Includes the results of operations of the Company's subsidiary, Barrier Films Corp. ("Barrier"), from February 11, 1995 until May 15, 1997.
(2) Includes the results of operations of the Company's subsidiary, Outlook Packaging, Inc. ("Outlook Packaging"), from October 18, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following section presents a discussion and analysis of the Company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that are not historical facts (such as statements in future tense or using terms such as "believe" "expect" or "anticipate") are forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors" in "Results of Operations - Fiscal 1998 Compared to Fiscal 1997".

In September 1996, the Company announced that it intended to divest its food processing operations. As a consequence, beginning in November 1996, the Company began accounting for the food processing segment as a discontinued operation. Information prior to that time has been restated to reflect this change in accounting, unless specifically indicated otherwise. The food processing operation was sold in May 1998.

RESULTS OF OPERATIONS

The following table shows, for the fiscal years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.


YEAR ENDED MAY 31,                                      Percentage of Net Sales
--------------------------------------------------------------------------------
                                                      1998       1997     1996
                                                    ------     ------   -------
Net sales                                           100.0%      100.0%   100.0%
Cost of goods sold                                   81.5        84.9     94.2
                                                    -----       -----    -----
Gross profit                                         18.5        15.1      5.8
Selling, general and
 administrative expenses                             15.6        13.7     16.8
                                                    -----       -----    -----
Operating profit (loss)                               2.9         1.4    (11.0)
Other income (expense):
 Interest expense                                    (2.9)       (3.9)    (3.2)
 Other income                                         2.1         1.0      2.0
 Gain on sale of subsidiary                            --          .8       --
                                                    -----       -----    -----

Earnings (loss) from continuing operations
 Before income taxes                                  2.1         (.7)   (12.1)
Income tax expense (benefit)                          1.0          .1     (4.6)
                                                    -----       -----    -----
Earnings (loss) from continuing operations            1.1         (.8)    (7.5)
                                                    -----       -----    -----
Discontinued operations:
 Earnings (loss) from discontinued
 Operations before income taxes                      (1.4)       (2.1)      .8
 Income tax expense (benefit)                          --         (.8)      .3
                                                    -----       -----    -----
Earnings (loss) from discontinued operations         (1.4)       (1.3)      .5
                                                    -----       -----    -----
Net earnings (loss)                                  (0.3)%      (2.0)%   (7.0)%
                                                    -----       -----    -----

FISCAL 1998 COMPARED TO FISCAL 1997

Outlook Group net sales from continuing operations were $67.0 million for fiscal 1998, a decrease of $5.1 million or 7% from fiscal 1997 sales of $72.1 million. The major factor for this decline is the loss of sales from its Barrier Films Corp. ("Barrier") subsidiary. Barrier, sold in May 1997, had net sales of $6.6 million in fiscal 1997. The Company was able to offset the lost revenue from this subsidiary by focusing its efforts on new markets for its core production competencies as well as acquiring a book of business from General Converting in its packaging operations, which accounted for $1.6 million of sales in fiscal 1998. The Company also experienced a $2.0 million gain in its sales of paperboard cartons. Sales decreases of approximately $3.0 million occurred in direct mail and specialty printing services. Company sales related to sports and other collectible picture cards remained insignificant.

Gross profit as a percentage of net sales improved to 18.5% in fiscal 1998 from
15.1% in fiscal 1997.   Gross profit increased $1.5 million over 1997 to $12.4.
million. This improvement resulted from more efficient utilization of material and personnel reductions. Reduced material costs resulted from continuing programs developed to more effectively utilize material and reduce scrap. In addition, sales with relatively less material costs increased as a percentage of sales. Surplus equipment that had previously been utilized primarily for the sports and collectible picture card market were put to alternative use or were sold. Inventory write offs were approximately $500,000 in both fiscal 1998 and fiscal 1997. Management has developed a program to further reduce inventory to desired levels and does not currently believe that additional material costs will be incurred on the disposition. However, actual results will be determined by the ability to attract buyers or use materials in the normal course of business.

Selling, general and administrative expenses increased $550,000 in fiscal 1998 and represent 15.6% of net sales as compared to 13.7% in the prior year. Increases are attributable to increased expenses related to an expanded sales force and increases in professional service expenses related to divestitures, acquisitions, and sale of operating assets. This included approximately $200,000 of expenses related in the proposed sale of the Company.

Interest expense as a percent of net sales decreased to 2.9% in fiscal 1998 versus 3.9% in fiscal 1997. Interest expense decreased $810,000 from 1997 due to the decrease in total debt. Because a significant portion of the debt was not repaid until the May 1998 sale of Outlook Foods, the reduction of interest paid in fiscal 1998 was not as great relative to the total reduction of debt.

Other income increased to $1.4 million or 2.1% of sales in fiscal 1998 as compared to 1.0% of sales in fiscal 1997. Of this amount, approximately $1.2 million represents gains on the sale of fixed assets, including the land, building and equipment related to fulfillment operations located in Oshkosh, Wisconsin. Continuing fulfillment operations have been moved to the Company's Neenah facility.

Fiscal 1998 pretax earnings from continuing operations of $1.4 million represent a $1.9 million improvement in pretax earnings from continuing operations compared to fiscal 1997. Pretax income from continuing operations was 2.1% of net sales in fiscal 1998 as compared to a pretax loss from continuing operations of 0.7% in fiscal 1997. The Company recorded a tax provision of $640,000, or 1.0% of net sales, that also included an adjustment to the deferred tax liability accounts.

Outlook Foods, accounted for as a discontinued operation, was sold as of May 1,
1998.   The Company had announced its intention to divest Foods in September
1996; since that
time, the Company has accounted for its food processing operations as a discontinued operation. A loss of approximately $860,000 was realized as a
result of this transaction.   Up to May 1, the foods operations generated $15.5
million of sales and $60,000 of pretax loss. Discontinued operations resulted in an approximately $900,000 net loss in both fiscal 1998 and fiscal 1997.

In summary, fiscal 1998 yielded a net loss of $0.04 per share, comprised of earnings from continuing operations of $0.16 per share, and a net loss from discontinued operations of $0.20 per share. Fiscal 1997 yielded a net loss of $0.32 per share, comprised of a net loss from continuing operations of $0.12 per share, and a net loss from discontinued operations of $0.20 per share.


           General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers. During fiscal 1998, sales (primarily in the discontinued food processing operations) to Nestle Beverage Company and its affiliates ("Nestle") accounted for 9% of the Company's total net sales for the period. Sales to Nestle were 13% and 26% of the Company's total net sales in fiscal 1997 and 1996, respectively. During fiscal 1998, sales (all graphic services) to Kraft Foods, Inc. (and affiliates) ("Kraft") accounted for approximately 10% of the Company's total net sales from continuing operations for the period; sales to Kraft were 14% and 13% of the Company's total net sales from continuing operations in fiscal 1997 and 1996, respectively.

Changes in the Company's project mix and timing of projects make predictability of the Company's future results very difficult. Additional changes in the Company's project mix and customer base could affect future sales volume and profitability.

The Company expects that it will continue to experience significant sales concentration given the relatively large size of projects undertaken for certain customers. Futhermore, the Company's largest customers may vary from year to year depending on the number and size of the projects completed for such customers. The loss of business of one or more principal customers or a change in the number or character of projects for particular customers could have a material adverse effect on the Company's sales volume and profitability.

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

The Company uses complex and specialized equipment to provide its services, and manufacture its products. Therefore, the Company is dependent upon the functioning of such machinery, and its ability to acquire and maintain appropriate equipment.

FISCAL 1997 COMPARED TO FISCAL 1996

Outlook Group net sales from continuing operations were $72.1 million for fiscal 1997, a decrease of $7.3 million or 9% from fiscal 1996 sales of $79.3 million. The major factor for this decline was the loss of sales to the sports and collectible picture card market, which decreased $10.0 million compared to the previous year. In total, sales to this market declined to 1.7% of continuing operation's net sales in fiscal 1997 versus 15.5% in fiscal 1996 and 36% in fiscal 1995. The company was able to offset part of the loss of this revenue resulting from its efforts to focus on new markets for its core competencies. Gains were posted primarily in the company's mailing and fulfillment centers. In addition, in May 1997, the company sold its Barrier subsidiary. Barrier's net sales in fiscal 1997 were $6.6 million, as compared to $5.3 million in fiscal 1996, and are included in the company's sales from continuing operations during the year.

Gross profit as a percentage of net sales improved to 15.1% in fiscal 1997 from 5.8% in fiscal 1996. Gross profit of $10.9 million improved $6.3 million over 1996. Of the improvement, approximately $5.0 million resulted from more efficient utilization of material, personnel reductions, the closing of a redundant production facility and two underutilized warehouses, and other overhead reductions. Reduced material costs resulted from programs developed at the Company's subsidiaries to more effectively utilize material and reduce scrap. Personnel reductions were made throughout the Company, but primarily at the Company's Neenah operation which is where the largest decline in sales occurred. Certain surplus equipment that had previously been utilized primarily for the sports and collectible picture card market was sold. Lease agreements were renegotiated resulting in significant savings to the Company. Inventory write offs were reduced to $500,000 in fiscal 1997, which was a $1.3 million improvement from $1.8 million in fiscal 1996.

Selling, general and administrative expenses decreased to 13.7% of net sales for fiscal 1997 compared to 16.8% in the prior year, or $3.4 million. Of this amount, $2.5 million results from reduction of the provision for doubtful accounts to $500,000 from the unusually high provision in fiscal 1996. Approximately $900,000 of additional savings was generated by personnel reductions.

Interest expense as a percent of net sales increased to 3.9% in fiscal 1997 versus 3.1% in fiscal 1996. Although total debt at fiscal 1997 year end was lower than fiscal 1996 year end, interest expense increased $300,000 primarily due to a higher cost of funds.


Other income decreased $900,000 to 1.0% of net sales versus 2.0% in the prior year. Fiscal 1997 other income reflects sales of non-strategic equipment, most of which was previously utilized for the production of sports and collectible picture cards. In addition, fiscal 1997 includes a $600,000 gain realized on the sale of the Barrier subsidiary, which was partially financed by the Company.

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

The food processing operations accounted for as a discontinued operation, posted net sales of $16.8 million, a decrease of $15.2 million, or 48% under prior year levels. In total, 67% of fiscal 1997 sales in this segment were to Nestle, as compared to 94% in fiscal 1996. As previously disclosed and further described below under "General Factors", the Company's contract to blend sauces and gravies for Nestle expired in fiscal 1996.

The $900,000 loss from discontinued operations is $1.3 million below fiscal 1996's performance of earnings of $405,000. The loss is primarily due to the Food processing segment's loss in net sales described above.

In summary, fiscal 1997 yielded a net loss of $0.32 per share, comprised of $0.12 per share loss from continuing operations and $0.20 per share loss from discontinued operations. Fiscal 1996 generated a net loss of $1.19 per share-basic, comprised of net loss $1.28 per share from continuing operations and a gain of $0.09 per share from discontinued operations.

Liquidity and Capital Resources

As shown on the Consolidated Statements of Cash Flows, fiscal 1998 cash provided from operating activities as $9.2 million as compared to $6.9 million in fiscal 1997. The Company's cash position was further enhanced by an additional $9.3 million being generated by investing activities. The cash generated from these sources was used to pay down the Company's debt by a net $15.6 million.

In addition to cash generated as a result of improved operations, the Company's operating cash benefited by a $1.2 million reduction in inventory and a $3.3 million increase in Accounts Payable and Accrued Liabilities, of which approximately $1.6 million related to receivables collected by the Company on behalf of the buyer of Outlook Foods and other post-closing purchase price adjustments. During fiscal 1998 the Company provided $1.2 million for additional reserves and write-downs of receivables and inventory as compared to $1.1 million in fiscal 1997. The Company continues to monitor its inventory requirements and the credit worthiness of its customers. Management continues its program to reduce inventory to desired levels. At May 31, 1998, 19% of the accounts receivable balance pertain to two customers, both of which maintain current balances. No customers account for 10% of more of the Company's accounts receivable balance.

Cash from investing activities recognizes the benefit from the sale of the Foods subsidiary and also proceeds from the sales of assets, including facilities (land, building and equipment) located in Oshkosh, Wisconsin and Wichita, Kansas. Cash from investing activities is reduced by expenditures for additional property, plant and equipment and the purchase of business from General Converting.

Net cash used in financing activities was $15.6 million with represents the Company's net reduction of debt. The Company was able to reduce its debt as a result of cash available from various asset sales, the sale of the Foods subsidiary, and improved management of operations and working capital.

The Company maintains a credit facility with a bank, but has no outstanding balances on term loans or the revolver. The facility provides for a maximum revolving credit commitment of $25.0 million less $5.6 million to be used for standby letters of credit. Interest on the debt outstanding during the year varied with the Company's selection to have the debt be based upon margins over the bank determined preference or a LIBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ration as measured against a predetermined performance chart. As a result of its improved cash position, the Company is currently reviewing its line of credit facility, and may take action to revise or replace the facility to reduce expenses, although there can be no assurance that the Company can or will do so.

The Company anticipates capital expenditures of approximately $2.75 million in fiscal 1999, excluding any acquisition opportunities which may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in the transactions discussed above during fiscal 1997 and 1998, and may result in additional transactions during fiscal 1999 and beyond.


RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards FAS 130 "Comprehensive Income" and FAS 131 "Disclosures about Segments of an Enterprise and Related Information." During 1998, the FASB issued Statements of Financial Accounting Standards FAS 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" and
FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 130, 131 and 132 are effective for the Company's 1999 fiscal year and FAS 133 is effective for the Company's 2000 fiscal year. A brief description of each standard and the potential effect on the Company's financial statements follows:

FAS 130 establishes standard for reporting and display of comprehensive income and its components in the financial statements. FAS 130 requires financial statement disclosures for prior periods to be restated. The Company is in the process of determining its preferred disclose format.

FAS 131 establishes new standards for the way that public companies report information about operating segments in annual financial statements. FAS 131 also established standards for related disclosures about products and services, geographic areas, and major customers and requires financial statement disclosure for prior periods to be restated. The Company has not yet completed its assessments of how the requirements of this Statement will impact its existing segment disclosures.

FAS 132 establishes standards for disclosing information about pensions and other postretirement benefits in the financial statements and requires disclosure for prior periods to be restated. The Company is evaluating the extent to which its disclosures may be affected by this Statement.

FAS 133 establishes standards for accounting for derivatives and hedging activities. At this time, the Company does not have any derivatives or hedging activities which would be affected by FAS 133.

OTHER

     In general, the Company believes that the effects of inflation on the Company have not been material in recent years.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not required of the Company at this time.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements (including the notes thereto and the accountants' report thereon) required by this item are set forth on pages F-1 and following of this Report, and are incorporated herein by reference. See also "Index to Financial Statements and Financial Statement Schedules" following
Item 14 herein. Supplementary data is not required to be presented, as the Company does not meet the criteria for mandatory filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about October 15, 1998 ("1998 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.          EXECUTIVE COMPENSATION.

         Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 1998 Annual Meeting Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Annual Meeting Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this item is incorporated by reference to "Certain Transactions" in the 1998 Annual Meeting Proxy Statement.

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

         (b)      REPORTS ON FORM 8-K:

                  A report on Form 8-K dated May 5, 1998, relating to the sale of the Foods operations, was filed by the Company during the last quarter of the period covered by this report. The report on Form 8-K included unaudited pro forma financial statements of the Company (balance sheet as of February 27, 1998, and statements of operations for the nine months ended February 27, 1998 and for the year ended May 31, 1997) giving effect to the sale of Foods' assets.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report:


                                                                                                  PAGE NUMBER

         Consolidated Balance Sheets as of May 31, 1998 and 1997........................              F-1

         Consolidated Statements of Operations for the years ended May 31, 1998, 1997
                  and 1996 .............................................................              F-2

         Consolidated Statements of Shareholders' Equity for the years ended
                  May 31, 1998, 1997 and 1996...........................................              F-3

         Consolidated Statements of Cash Flows for the years ended May 31, 1998,
                  1997 and 1996.........................................................              F-4

         Notes to Consolidated Financial Statements.....................................              F-5

         Report of Independent Certified Public Accountants.............................              F-15


         The following financial statement schedule of the Company, and the accountants' report thereon, appear on the indicated pages in this Form 10-K Annual Report:




                                                                                              PAGE NUMBER IN 10-K
                                                                                              -------------------

         Report of Independent Certified Public Accountants on
                  Financial Statement Schedule..........................................             F-16

         Schedule II -- Valuation and Qualifying Accounts...............................             F-17



                          CONSOLIDATED BALANCE SHEETS

                                                                       MAY 31,
                                                                ---------------------
                                                                  1998         1997
                                                                ---------    --------
                                                                (IN THOUSANDS EXCEPT
                                                                 SHARE AND PER SHARE
                                                                      AMOUNTS)
ASSETS
Current Assets
  Cash and cash equivalents.................................    $  2,825     $ --
  Accounts receivable, less allowance for doubtful accounts
     of $1,575 and $1,024, respectively.....................      11,427      12,740
  Notes receivable -- current portion.......................       1,726       1,246
  Inventories...............................................       5,707       9,857
  Deferred income taxes.....................................         406         708
  Income taxes refundable...................................         901         725
  Other.....................................................         433         874
                                                                --------     -------
     Total current assets...................................      23,425      26,150
Notes receivable -- long term, less allowance for doubtful
  accounts of $477 and $100, respectively...................       3,042       3,216
Property, plant and equipment
  Land......................................................         589       1,051
  Buildings and improvements................................      11,132      15,128
  Machinery and equipment...................................      36,739      43,759
                                                                --------     -------
                                                                  48,460      59,938
  Less accumulated depreciation.............................     (23,293)    (23,326)
                                                                --------     -------
                                                                  25,167      36,612
Other assets................................................       1,823       1,642
                                                                --------     -------
     Total assets...........................................    $ 53,457     $67,620
                                                                ========     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................    $  1,658     $ 6,674
  Accounts payable..........................................       4,703       4,081
  Cash overdraft liability..................................       --          1,605
  Accrued liabilities
     Salaries and wages.....................................       1,472       1,482
     Other..................................................       1,407         840
                                                                --------     -------
       Total current liabilities............................       9,240      14,682
Long-term debt, less current maturities.....................       7,061      16,156
Deferred income taxes.......................................       3,773       3,311
Shareholders' equity
  Cumulative preferred stock, $.01 par value -- authorized
     1,000,000 shares; none issued..........................       --          --
  Common stock, $.01 par value -- authorized 15,000,000
     shares; 5,117,132 and 5,099,382, respectively shares
     issued and outstanding.................................          51          51
  Additional paid-in capital................................      18,494      18,415
  Retained earnings.........................................      19,287      19,454
                                                                --------     -------
                                                                  37,832      37,920
  Less 450,000 shares of treasury stock at cost, both
     years..................................................       4,449       4,449
                                                                --------     -------
  Total shareholders' equity................................      33,383      33,471
                                                                --------     -------
  Total liabilities and shareholders' equity................    $ 53,457     $67,620
                                                                ========     =======

The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED MAY 31,
                                                         -----------------------------------------
                                                            1998           1997           1996
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS EXCEPT SHARE AND PER SHARE
                                                                         AMOUNTS)
Net sales............................................    $   66,951     $   72,054     $   79,305
Cost of goods sold...................................        54,545         61,168         74,683
                                                         ----------     ----------     ----------
Gross profit.........................................        12,406         10,886          4,622
Selling, general and administrative expenses.........        10,454          9,904         13,347
                                                         ----------     ----------     ----------
Operating profit (loss)..............................         1,952            982         (8,725)
Other income (expense):
  Interest expense...................................        (1,968)        (2,778)        (2,506)
  Other income.......................................         1,409            746          1,609
  Gain on sale of subsidiary.........................        --                556         --
                                                         ----------     ----------     ----------
Earnings (loss) from continuing operations before
  income taxes.......................................         1,393           (494)        (9,622)
Income tax expense (benefit).........................           640             58         (3,659)
                                                         ----------     ----------     ----------
Earnings (loss) from continuing operations...........           753           (552)        (5,963)
Discontinued Operations:
  Earnings (loss) from discontinued operations before
     income taxes....................................           (57)        (1,492)           658
  Gain (loss) in sale of discontinued operations
     before income taxes.............................          (859)            --             --
  Income tax expense (benefit).......................             4           (574)           253
                                                         ----------     ----------     ----------
Earnings (loss) from discontinued operations.........          (920)          (918)           405
                                                         ----------     ----------     ----------
Net earnings (loss)..................................    $     (167)    $   (1,470)    $   (5,558)
                                                         ==========     ==========     ==========
Net earnings (loss) per share -- Basic:
  Continuing.........................................    $     0.16     $    (0.12)    $    (1.28)
  Discontinued.......................................         (0.20)         (0.20)           .09
                                                         ----------     ----------     ----------
  Total..............................................    $    (0.04)    $    (0.32)    $    (1.19)
                                                         ==========     ==========     ==========
Net earnings (loss) per share -- Diluted:
  Continuing.........................................    $     0.16     $    (0.12)    $    (1.26)
  Discontinued.......................................         (0.20)         (0.20)           .09
                                                         ----------     ----------     ----------
  Total..............................................    $    (0.04)    $    (0.32)    $    (1.17)
                                                         ==========     ==========     ==========
Weighted average number of common shares outstanding
     Basic...........................................     4,662,460      4,649,382      4,661,862
                                                         ==========     ==========     ==========
     Diluted.........................................     4,692,522      4,700,551      4,715,887
                                                         ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            YEAR ENDED MAY 31
                                 ------------------------------------------------------------------------
                                    COMMON STOCK      ADDITIONAL               TREASURY STOCK
                                 ------------------    PAID-IN     RETAINED   -----------------
                                  SHARES     AMOUNT    CAPITAL     EARNINGS   SHARES    AMOUNT     TOTAL
                                 ---------   ------   ----------   --------   -------   -------   -------
                                                   (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at May 31, 1995........  5,099,382    $51      $18,415     $26,482    350,000   $(3,562)  $41,386
  Acquisition of treasury
     stock.....................         --     --           --          --    100,000      (887)     (887)
  Net loss for 1996............         --     --           --      (5,558)        --        --    (5,558)
                                 ---------    ---      -------     -------    -------   -------   -------
Balance at May 31, 1996........  5,099,382     51       18,415      20,924    450,000    (4,449)   34,941
  Net loss for 1997............         --     --           --      (1,470)        --        --    (1,470)
                                 ---------    ---      -------     -------    -------   -------   -------
Balance at May 31, 1997........  5,099,382     51       18,415      19,454    450,000    (4,449)   33,471
  Exercise of employee stock
     options...................     17,750     --           79          --         --        --        79
  Net loss for 1998............         --     --           --        (167)        --        --      (167)
                                 ---------    ---      -------     -------    -------   -------   -------
Balance at May 31, 1998........  5,117,132    $51      $18,494     $19,287    450,000   $(4,449)  $33,383
                                 =========    ===      =======     =======    =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED MAY 31
                                                               ------------------------------
                                                                 1998       1997       1996
                                                               --------    -------    -------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)......................................    $   (167)   $(1,470)   $(5,558)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.........................       4,850      5,952      5,655
     Provision for doubtful accounts.......................         929        639      3,030
     Gain on sale of assets................................      (1,339)      (407)      (948)
     (Gain) Loss on sale of subsidiaries...................         859       (556)     --
     Gain on sale of facility..............................        (583)     --         --
     Deferred income taxes.................................         754        321     (1,626)
     Changes in assets and liabilities, net of effects of
       acquisitions and disposals of businesses:
       Accounts receivable.................................        (764)       991       (346)
       Inventories.........................................       1,227      1,048      2,807
       Income taxes refundable.............................        (176)     1,239     (1,964)
       Accounts payable....................................       2,010        575     (2,810)
       Accrued liabilities.................................       1,296       (420)      (328)
       Other...............................................         261       (966)       194
                                                               --------    -------    -------
          Net cash provided by (used in) operating
            activities.....................................       9,157      6,946     (1,894)
                                                               --------    -------    -------
Cash flows from investing activities:
  Acquisition of property, plant and equipment.............      (1,157)    (4,275)    (4,942)
  Decrease in equipment acquisition trust fund.............       --         --           401
  Proceeds from sale of assets.............................       2,348      2,604      1,755
  Purchase of business.....................................      (1,155)     --         --
  Proceeds from sale of subsidiaries.......................       5,618      2,888      --
  Proceeds from sale of facility...........................       3,650      --         --
  Other....................................................       --         --           (89)
                                                               --------    -------    -------
          Net cash provided by(used in)investing
            activities.....................................       9,304      1,217     (2,875)
                                                               --------    -------    -------
Cash flows from financing activities:
  Increase (decrease) in revolving credit borrowings.......      (3,416)    (7,084)     7,400
  Increase (decrease) in cash overdraft....................      (1,605)     1,605      --
  Proceeds from long-term borrowings.......................       --         4,870      --
  Payments on long-term borrowings.........................     (10,694)    (7,347)    (1,528)
  Acquisition of treasury stock............................       --         --          (887)
  Exercise of stock options................................          79      --         --
  Debt financing costs.....................................          --       (505)        --
                                                               --------    -------    -------
          Net cash(used in)provided by financing
            activities.....................................     (15,636)    (8,461)     4,985
                                                               --------    -------    -------
Net increase (decrease) in cash............................       2,825       (298)       216
Cash and cash equivalents at beginning of year.............       --           298         82
                                                               --------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................    $  2,825    $    --    $   298
                                                               ========    =======    =======

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

     A summary of Outlook Group Corp. and its wholly owned subsidiaries ("Company") significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

Principles of Consolidation

     The consolidated financial statements include all the accounts of Outlook Group Corp. and its wholly-owned subsidiaries: Outlook Label Systems, Inc. ("Outlook Label"); Outlook Foods, Inc. ("Outlook Foods") -- see Note M; Outlook Packaging, Inc. ("Packaging"); and Barrier Films Corporation ("Barrier") through its disposal in May 1997 -- see Notes I and J.

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

Accounts and Notes Receivable

     As of May 31, 1998 and 1997, 20% and 28%, respectively, of the accounts receivable balance relates to two customers.

     At May 31, 1998, the Company has recorded an allowance for doubtful accounts of $1,575,000. The Company has estimated this amount based on information currently available. Due to uncertainties inherent in the estimation process it is reasonably possible that this estimate will change in the near term.

     Notes receivable at May 31, 1998 and 1997 were $4,768,000 and $4,462,000, respectively. The amounts recorded are net of reserves for potential uncollectibility of $477,000 and $100,000 at May 31, 1998 and 1997, respectively. The carrying value of these notes approximates fair value as they are interest bearing at rates which approximate market.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements..................................  10-40 years
Machinery and equipment.....................................   5-10 years

     Depreciation expense was $4,784,000, $5,598,000 and $5,280,000 for the years ended May 31, 1998, 1997 and 1996, respectively. Significant additions or improvements extending the useful lives of assets are capitalized. Repairs and maintenance are charged to earnings as incurred. Upon retirement or disposal of assets, the applicable costs and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 122"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. Applying the criteria established by FAS 121, the Company determined that certain assets were impaired and recorded a reserve of $100,000 in 1998.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. See Note F.

INCOME TAXES

     Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"). Under FAS 109, deferred tax assets, net of any applicable valuation allowance, and liabilities are established for the future tax effects of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes, as measured by applying current tax laws.

EARNINGS PER SHARE

     The company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share," in 1998. FAS 128 established new standards for computing and presenting earnings per share. The earnings per share computations for prior periods have been restated to conform with the provisions of FAS 128.

     Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period.

     The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share. There is no earnings per share impact for the assumed conversions of the stock options in each of the years.

                                                              1998         1997         1996
                                                            ---------    ---------    ---------
Basic EPS...............................................    4,662,460    4,649,382    4,661,882
Effect of Dilutive Securities --
  Stock Options.........................................       30,062       51,169       54,005
                                                            ---------    ---------    ---------
Diluted EPS.............................................    4,692,522    4,700,551    4,715,887
                                                            =========    =========    =========

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards FAS 130 "Comprehensive Income" and FAS 131 "Disclosures about Segments of an Enterprise and Related Information." During 1998, the FASB issued Statements of Financial Accounting Standards FAS 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" and FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 130, 131 and 132 are effective for the Company's 1999 fiscal year and FAS 133 is effective for the Company's 2000 fiscal year. A brief description of each standard and the potential effect on the Company's financial statements follows:

     FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. FAS 130 requires financial statement disclosures for the prior periods to be restated. The Company is in the process of determining its preferred disclosure format.

     FAS 131 establishes new standards for the way that public companies report information about operating segments in annual financial statements. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers and requires financial statement disclosure for prior periods to be restated. The Company has not yet completed its assessment of how the requirements of the Statement will impact its disclosures.

     FAS 132 establishes standards for disclosing information about pensions and other postretirement benefits in the financial statements and requires disclosure for prior periods to be restated. The Company is evaluating the extent to which its disclosures may be affected by this Statement.

     FAS 133 establishes standards for accounting for derivatives and hedging activities. At this time, the Company does not have any derivatives or hedging activities which would be affected by FAS 133.

NOTE B -- INVENTORIES

     Inventories consist of the following at May 31:

                                                                 1998      1997
                                                                ------    ------
                                                                 (IN THOUSANDS)
Raw materials...............................................    $2,202    $4,523
Work-in-process.............................................     1,160     1,666
Finished goods..............................................     2,345     3,668
                                                                ------    ------
                                                                $5,707    $9,857
                                                                ======    ======

NOTE C -- LONG-TERM DEBT

     Long-term debt consists of the following at May 31:

                                                                 1998      1997
                                                                ------    -------
                                                                 (IN THOUSANDS)
Revolving credit arrangement (described below)..............    $   --    $ 4,917
Term note payable, due in quarterly principal installments
  ranging from $183,334 to $433,834 from September 16, 1997
  through June 16, 2004, plus interest at a weighted average
  interest rate (8.25% at May 31, 1998).....................     3,519     10,587
Industrial development bond, due in annual principal
  installments ranging from $100,000 to $1,600,000 from
  August 1, 1999 through August 1, 2004, plus interest at a
  floating rate determined by a remarketing agent (3.75% at
  May 31, 1998).............................................     4,000      4,000
Term notes payable, due in monthly installments through
  November 1, 1999 (described below)........................        --      1,726
Industrial development bond, due in annual principal
  installments of $400,000 through September 1, 2000, plus
  interest at a floating rate determined by a remarketing
  agent (3.75% at May 31, 1998).............................     1,200      1,600
                                                                ------    -------
                                                                 8,719     22,830
Less current maturities.....................................     1,658      6,674
                                                                ------    -------
                                                                $7,061    $16,156
                                                                ======    =======

     On November 5, 1996 the Company entered into a Loan and Security Agreement (the "Agreement") with a bank, which provided revised credit facilities. Under the Agreement, the lender provided for a term loan to the Company in the aggregate amount of $4,870,000 and a revolving credit commitment (the "Revolver") which provides for maximum borrowings of $25,000,000, including an irrevocable standby letter of credit in the aggregate amount of $5,600,000. Borrowings under the Revolver and term notes bear interest, at the Company's option, at a bank determined reference rate or a LIBOR based rate. In May 1998 all term and revolver debt with the bank was repaid.

     Substantially all of the Company's assets have been pledged as collateral on the various debt agreements. The creditors party to the term notes and revolving credit arrangements have a priority security interest over the remaining creditors. The term notes, revolving credit agreements, and industrial development bond obligations are subject to the terms of certain agreements which contain provisions setting forth, among other things, fixed charges restrictions, net worth and debt-to-equity requirements, and restrictions on property and equipment additions, loans, investments, other borrowings, and acquisitions and redemptions of the Company's stock or the issuance of stock except for cash. Additionally, the Company may not pay cash dividends without the prior consent of certain of its lenders The carrying amounts of the Company's long-term debt approximates its fair value based on rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

     At May 31, 1998, future maturities of long-term debt were as follows:

                                                              (IN THOUSANDS)
                                                              --------------
1999........................................................      $1,658
2000........................................................       2,308
2001........................................................       1,953
2002........................................................         800
2003........................................................         800
Thereafter..................................................       1,200
                                                                  ------
  Total.....................................................      $8,719
                                                                  ======

NOTE D -- EMPLOYEE BENEFIT PLANS

     The Company offers a 401(k) savings plan for all employees that meet certain eligibility requirements. Employee contributions to the plan are made through payroll deductions. In addition, the Company matches 40-50% of the first 6% of each employee's contribution. Employer matching contributions under the 401(k) plan for the years ended May 31, 1998, 1997 and 1996 were $259,000, $238,000 and $308,000, respectively.

     The Company is not obligated to provide any postretirement medical or life insurance benefits or any postemployment benefits to its employees.

NOTE E -- INCOME TAXES

     The provision (benefit) for income taxes from continuing operations consist of the following:

                                                                1998     1997      1996
                                                                -----    -----    -------
                                                                     (IN THOUSANDS)
Currently payable (receivable):
  Federal...................................................    $ 201    $(539)   $(1,957)
  State.....................................................      138      (31)        (1)
                                                                -----    -----    -------
                                                                  339     (570)    (1,958)
                                                                -----    -----    -------
Deferred:
  Federal...................................................      499      371     (1,133)
  State.....................................................     (198)     257       (568)
                                                                -----    -----    -------
                                                                  301      628     (1,701)
                                                                -----    -----    -------
                                                                $ 640    $  58    $(3,659)
                                                                -----    -----    -------

     The reconciliation of income tax from continuing operations computed at the statutory federal income tax rate to the Company's effective income tax rate, expressed as a percentage of pre-tax earnings (loss), is as follows:

                                                                1998     1997      1996
                                                                -----    -----    -------
Statutory federal income tax rate...........................     34.0%   (34.0)%    (34.0)%
State income taxes, net.....................................      6.6      3.6       (4.1)
Increase (decrease) in valuation allowance..................    (14.9)    41.9         --
Provision for estimated additional income tax...............     20.2       --         --
Other.......................................................       --      0.2         .1
                                                                -----    -----    -------
                                                                 45.9%    11.7%     (38.0)%
                                                                -----    -----    -------

     The components of the net deferred income tax liability as of May 31, 1998 and 1997 were as follows:

                                                                 1998      1997
                                                                ------    ------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Employee benefits.........................................    $  247    $  204
  Inventory.................................................       263       221
  Accounts receivable.......................................       790       432
  Tax carryforwards.........................................     1,274     2,299
  Other.....................................................       193        63
                                                                ------    ------
                                                                 2,767     3,219
Less valuation allowance....................................         0      (207)
                                                                ------    ------
                                                                 2,767     3,012
                                                                ------    ------
Deferred tax liabilities:
  Property, plant and equipment.............................     4,962     5,236
  Barrier installment sale..................................       218        --
  Other.....................................................       854       379
                                                                ------    ------
                                                                 6,134     5,615
                                                                ------    ------
Net deferred income tax liability...........................    $3,367    $2,603
                                                                ------    ------

     As of May 31, 1998 the Company has $728,000 of alternative minimum tax credit carryforwards which are available to reduce future regular federal income tax liabilities. The Company has certain loss and tax credit carryforwards for state income tax purposes which, net of related federal income taxes, approximate $546,000. Those state carryforwards expire in varying amounts through 2012.

     During 1998 the Company reversed a valuation allowance previously recorded against certain state carryforwards. The Company reassessed its ability to recover these in the future.

NOTE F -- STOCK OPTIONS

     In 1990, the shareholders approved the 1990 Stock Option Plan (the "1990 Plan") which provides for the granting of stock options as an incentive to officers and certain key salaried employees. The 1990 Plan provides for the issuance of up to 200,000 shares of common stock at an exercise price which may not be less than the market price of the common stock on the date of the grant. Options granted prior to 1996 became exercisable six months after the date of grant. Options granted during 1996 and 1997 become exercisable one year after the date of grant. In addition, during fiscal 1997, the company granted its non-employee directors stock options for a total of 18,000 shares apart from the 1990 Plan. No options were granted in 1998.

     Transactions under the 1990 Plan, and non-1990 Plan option grants to non-employee directors, during the years ended May 31, 1998, 1997, and 1996, are summarized as follows:

                                             1998                 1997                 1996
                                      ------------------   ------------------   ------------------
                                                WEIGHTED             WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                      SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                      -------   --------   -------   --------   -------   --------
Options outstanding, beginning of
  year.............................   150,750    $5.16      87,500    $5.02      70,250    $11.16
Granted............................        --       --      82,750    $5.00      77,500    $ 4.44
Exercised..........................   (17,750)    4.44          --       --          --        --
Expired............................        --       --     (19,500)   $4.45     (60,250)   $11.38
                                      -------    -----     -------    -----     -------    ------
Options outstanding, end of year...   133,000    $6.01     150,750    $5.16      87,500    $ 5.02
                                      =======    =====     =======    =====     =======    ======

     The outstanding stock options at May 31, 1998 have a range of exercise prices between $4.38 and $5.75 per share, a weighted average contractual life of approximately 6.1 years, and a maximum term of 10 years from the date of grant. At May 31, 1998, 119,000 options are exercisable at a weighted average exercise price of $6.01. The weighted average fair value at date of grant for options granted during 1997 and 1996 was $1.48 and $1.19, respectively. The fair value of options, at date of grant, for options granted in 1997 and 1996, was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                                1997     1996
                                                                -----    -----
Expected life (years).......................................        2        2
Risk-free interest rate.....................................    6.08%    5.91%
Expected volatility.........................................    62.4%    52.6%
Expected dividend yield.....................................       --       --

     The Company applies Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the statement of operations. Had compensation cost been determined under an alternative method suggested by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect on the 1998, 1997 and 1996 net earnings
(loss) would have been $(29,000), $(78,000), and $(74,000), respectively. The pro forma effect on the 1998, 1997, and 1996 earnings (loss) per share would have been $(.01) ($(.01) diluted), $(.02) ($(.02) diluted), and $(.02) ($(.02)
diluted), respectively.

NOTE G -- COMMITMENTS AND CONTINGENCIES

     The Company has a number of operating lease agreements primarily involving manufacturing equipment and warehouse space. These leases are noncancelable and expire on various dates through 2003.

     The following is a schedule, by fiscal year, of the rental payments due under noncancelable operating leases, as of May 31, 1998:

                                                                (IN THOUSANDS)
1999........................................................       $ 2,235
2000........................................................         2,103
2001........................................................         2,260
2002........................................................         3,055
Thereafter..................................................         2,204
                                                                   -------
Total.......................................................       $11,857

     Rent expense for the years ended May 31, 1998, 1997 and 1996, was $2,517,000, $2,838,000 and $4,219,000 respectively.

NOTE H -- BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     The Company conducts its operations primarily in one industry segment -- graphic services. This segment offers an array of related services including specialty printing, converting and packaging, and distribution.

     During the years ended May 31, 1998, 1997 and 1996, the Company had sales to certain customers that accounted for more than 10% of the Company's net sales from continuing operations, as follows:

                                                                1998     1997     1996
                                                                -----    -----    -----
Kraft Foods, Inc............................................      10%      14%      13%

NOTE I -- SUPPLEMENTAL CASH FLOW INFORMATION

     In 1998, the Company sold its wholly owned subsidiary, Outlook Foods, and accepted a $1,500,000 note in partial consideration for the sale.

     In fiscal 1997, the Company sold its wholly owned subsidiary, Barrier, and accepted a note and deferred consideration recorded at $2,469,000 in partial consideration for the sale.

     In fiscal 1996, the Company sold certain assets related to its publishing division and accepted a note for $1,000,000 in partial consideration for the sale.

     Cash paid during the year:

                                                                 1998      1997      1996
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Interest....................................................    $1,805    $2,571    $2,493
Income taxes................................................    $  505    $   76    $  150

NOTE J -- ACQUISITIONS AND DISPOSITIONS

     In November, 1997, the Company acquired certain assets of General Converting, a division of R-P Packaging, Inc. for $1,155,000. The purchase price paid for the General Converting assets is subject to a post closing adjustment based on the results of revenues generated from these assets for the twelve month period ended November 30, 1998. The Company has not recorded a liability at May 31, 1998 relating to this adjustment. The acquisition was accounted for using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired. The excess of the cost over the estimated fair values of the assets acquired is $635,000, and is being amortized over a 25 year life.

     The Company sold Barrier on May 9, 1997. Net proceeds from the sale included $2,888,000 cash and a note receivable and deferred consideration of $2,469,000. The gain on the sale was $556,000 before income tax effect. Net sales and operating losses related to Barrier through the date of sale included in the Company's consolidated statements of operations were $6,662,000 and $(902,000) respectively, for the year ended May 31, 1997.

NOTE K -- RELATED PARTY TRANSACTIONS

     At May 31, 1998, 1997 and 1996, the company held an 18% equity interest in one of its customers. This equity interest is reported under the cost method, with no carrying value reflected in the balance sheet. During the years ended May 31, 1998, 1997, and 1996, sales to this customer were approximately $135,000, $0, and $2,765,000, respectively. During 1996, the Company wrote off $2,500,000 of accounts receivable from this customer, based on management's estimate of potential losses on recovery. Balances due from this customer were $730,000 and $810,000 at May 31, 1998 and 1997, respectively. The Company earned fees for consultation services of $145,000 during the year ended May 31, 1996. Interest income of $153,000 on accounts receivable was recognized during the years ended May 31, 1996. The Company did not earn any fees from consultation services or recognize any interest income relating to this customer for the year ended May 31, 1998 and 1997. The entire debt of $730,000 was paid to the Company in July 1998.

NOTE L -- FOURTH QUARTER RESULTS

     Fourth quarter write offs related to receivables and inventories increased the fiscal 1998 fourth quarter loss before income tax benefit by approximately $210,000.

NOTE M -- DISCONTINUED OPERATIONS

     During the second quarter of fiscal 1997, the Company adopted a formal plan to dispose of Outlook Foods, located in Oconomowoc, Wisconsin. Outlook Foods is a food processing operation, involved primarily in dry-blended food processing and packaging. On May 1, 1998, Foods was sold to Lake Country Foods. Lake Country Foods is owned by the former Chairman and CEO, and a greater than 5% shareholder of the Company. The purchase price was $7,118,000, subject to certain post-closing adjustments, of which $5,618,000 was paid in cash and $1,500,000 was provided by a note receivable. The loss on the disposal was $860,000. During 1998 Outlook Foods incurred an operating loss of $60,000 through the date of disposal. Net sales generated from Outlook Foods were $15,460,000, $16,804,000, and $32,051,000 for the years ended May 31, 1998, 1997 and 1996, respectively. Sales to Nestle Beverage Company accounted for 48%, 67%, and 94% of Outlook Foods' net sales for the years ended May 31, 1998, 1997 and 1996, respectively.

     The components of net assets of Outlook Foods included in the consolidated balance sheet at May 31, 1997 are as follows:

                                                                   1997
                                                              --------------
                                                              (IN THOUSANDS)
Accounts receivable, net....................................      $2,579
Inventories.................................................       2,903
Deferred income taxes.......................................         175
Other.......................................................          75
                                                                  ------
  Total current assets......................................       5,732
Property, plant, and equipment, net.........................       4,052
Other assets................................................          43
                                                                  ------
  Total assets..............................................       9,827
                                                                  ------
Accounts payable............................................       1,134
Accrued liabilities.........................................         656
                                                                  ------
  Total current liabilities.................................       1,790
Deferred income taxes.......................................         167
                                                                  ------
  Total liabilities.........................................       1,957
                                                                  ------
  Net assets................................................      $7,870
                                                                  ------

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

Richard C. Fischer                             Paul M. Drewek
Chairman and Interim                           Interim Chief Financial Officer
Chief Executive Officer

                        REPORT OF INDPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
  Outlook Group Corp. and Subsidiaries
  Neenah, Wisconsin

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Outlook Group Corp. and subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
July 20, 1998

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
  Outlook Group Corp. and Subsidiaries
  Neenah, Wisconsin

     Our audits of the consolidated financial statements referred to in our report dated July 20, 1998 (which report and consolidated financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP
                                          PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
July 20, 1998

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                   ADDITIONS
                                                     BALANCE       CHARGED TO
                                                    BEGINNING      COSTS AND                         BALANCE
                                                     OF YEAR        EXPENSES       DEDUCTIONS      END OF YEAR
                                                    ---------      ----------      ----------      -----------
YEAR ENDED MAY 31, 1998
Allowance for doubtful accounts.................     $1,124          $1,109          $  558          $1,575
YEAR ENDED MAY 31, 1997
Allowance for doubtful accounts.................        896             639             411           1,124
YEAR ENDED MAY 31, 1996
Allowance for doubtful accounts.................        725           3,030           2,859             896

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


OUTLOOK GROUP CORP.


By  /s/ Richard C. Fischer                                    August 31, 1998
  -------------------------------------
      Richard C. Fischer, Chairman


                             -----------------------

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard C. Fischer, Joseph J. Baksha and Paul M. Drewek, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                             -----------------------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF AUGUST 31, 1998.


             SIGNATURE AND TITLE                                    SIGNATURE AND TITLE
             -------------------                                    -------------------
            /s/ Richard C. Fischer                                      /s/ James L. Dillon
   -----------------------------------------------                -------------------------------
       Richard C. Fischer, Chairman, interim Chief                    James L. Dillon, Director
          Executive Officer and Director

            /s/ Paul M. Drewek                                          /s/ Pat Richter
   -----------------------------------------------                -------------------------------
                Paul M. Drewek                                        Pat Richter, Director
           interim Chief Financial Officer
        (and interim principal accounting officer)

            /s/ Harold J. Bergman                                      /s/ Charles E. Thompson
   -----------------------------------------------                -------------------------------
         Harold J. Bergman, Director                                Charles E. Thompson, Director

           /s/ Jeffry H. Collier                                       /s/ A. John Wiley, Jr.
   -----------------------------------------------                -------------------------------
        Jeffry H. Collier, Director                                  A. John Wiley, Jr., Director


                               OUTLOOK GROUP CORP.
                                 (THE "COMPANY")

                                  EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 1998


                                                                        INCORPORATED HEREIN               FILED
EXHIBIT NO.                       EXHIBIT                                BY REFERENCE TO                 HEREWITH
-----------                       -------                              -------------------               --------
3(i)                 Restated Articles of Incorporation of the         Exhibit 3(i) to the Company's
                     Company (effective August 3, 1990), as            Annual Report on
                     amended through November 1, 1994                  Form 10-K for the fiscal year
                                                                       ended May 31, 1995 ("1995 10-K")


3(ii)                Restated Bylaws of the Company (as
                     adopted on August 19, 1998)                                                             X

4.1                  Articles III, IV and VI of the Restated           Contained in Exhibit 3.1
                     Articles of Incorporation of the Company          hereto


4.2(a)               Amended and Restated Note Purchase                Exhibit 4.1 to the Company's
                     Agreement dated November 5, 1996                  Quarterly Report
                     between the Company and State of                  on Form 10-Q for the quarter
                     Wisconsin Investment Board*                       ended November 29, 1996 ("11/96

4.2(b)               Waiver and Amendment thereto dated                Exhibit 4.2 (b) to the
                     August 21, 1997                                   Company's Annual Report
                                                                       on Form 10-K for the
                                                                       fiscal year ended May 31, 1997
                                                                       ("1997 10-K")

4.3(a)               Loan and Security Agreement dated                 Exhibit 4.2 to 11/96 10-Q
                     November 5, 1996 among the Company and
                     its subsidiaries and Bank America Business
                     Credit, Inc.*

4.3(b)               Waiver and Amendment thereto dated                Exhibit 4.3(b) to 1997
                     August 20, 1997                                   10-K



4.4(a)               Reimbursement Agreement dated August 1,           Exhibit 4.4(a) to the
                     1994 between Outlook Packaging, Inc.              Company's Annual Report
                     ("Packaging") and Firstar Bank, relating to       on Form 10-K for the
                     $4,000,000 City of Oak Creek Industrial           fiscal year ended May 31,
                     Revenue Bonds*                                    1994 ("1194 10-K")

                                                                        INCORPORATED HEREIN                    FILED
EXHIBIT NO.                     EXHIBIT                                 BY REFERENCE TO                       HEREWITH
----------                      -------                               -------------------                     --------
4.4(b)                Related Corporate Guarantee Agreement          Exhibit 4.4(b) to the 1994 10-K
                      dated August 1, 1994 by the Company*

4.5                   Loan Agreement dated as of September 1,        Exhibit 4.6 to the
                      1990 by and between City of Neenah,            Company's Registration
                      Wisconsin and Olympic Label Systems, Inc.      Statement on Form S-1
                      (n/k/a Outlook Label Systems, Inc.)            (No. 33-36641), as
                      ("Outlook Label"), relating to $4,000,000      amended by Amendment
                      Industrial Development Revenue Bonds           No. 1 thereto ("S-1")

10.1                  1990 Stock Option Plan**                       Exhibit 10.1 to S-1

10.2                  Management Incentive Plan**                    Exhibit 10.2(a) to 1994
                                                                     10-K

10.3(a)               Employment Agreement dated as of June 1,       Exhibit 10.10 to 1997
                      1997 between the Company and Joseph J.         10-K
                      Baksha**

10.3(b)               Term Note dated July 22, 1998 of Mr.                                                         X
                      Baksha to the Company, as contemplated by
                      the Employment Agreement**

10.4(a)               Lease Agreement dated November 7, 1990         Exhibit 10.10(b) to S-1
                      between the Company and a joint venture
                      relating to the lease of City of Neenah
                      property*

10.4(b)               Lease Amendment #1 thereto dated March         Exhibit 10.7(b)(ii) to the
                      31, 1992                                       Company's Annual Report
                                                                     on Form 10-K for the
                                                                     fiscal year ended May 31,
                                                                     1992 ("1992 10-K")

10.5                  401(k) Savings Plan (as amended and            Exhibit 10.11 to S-1
                      restated effective as of January 1, 1989)
                      including the Defined Contribution Regional
                      Prototype Plan and Trust Document and the
                      Adoption Agreement thereto**

10.6                  Master Lease Agreement dated March 13,         Exhibit 10.6 to 1997 10-K
                      1997 between the Company and General
                      Electric Corporation*

10.7                  Letter of Credit Agreements No. One and        Exhibit 10.7 to 1997 10-K
                      No. Two dated March 13, 1997 between
                      Outlook Group Corp. and General Electric
                      Corporation

                                                                        INCORPORATED HEREIN                        FILED
EXHIBIT NO.                        EXHIBIT                                 BY REFERENCE TO                        HEREWITH
----------                         -------                               --------------------                     --------
10.8(a)                   Purchase and Sale Agreement dated as of         Exhibit 10.15 to 1995
                          July 14, 1995 between the Company and           10-K
                          Willow Creek Press, LLC ("Willow
                          Creek")*


10.8(b)                   Replacement Promissory Note of Willow           Exhibit 10.15(b) to 1996
                          Creek dated May 31, 1996                        10-K


10.8(c)                   Amendment dated November 1, 1996                Exhibit 10.13(c) to
                                                                          Amendment No. 1 to 1997
                                                                          10-K


10.8(d)                   Letter of Willow Creek dated June 4, 1998                                              X
                          regarding prepayment of the Note (accepted
                          orally by the Company)

10.9(a)                   Stock Purchase Agreement dated May 12,          Exhibit 10.14(a) to 1997
                          1997 between the Company and Barrier            10-K
                          Films Ltd.--New York ("Barrier-NY")

10.9(b)                   Rebate and Supply Agreement dated               Exhibit 10.14(b) to 1997
                          May 12, 1997 among the Company, Barrier-        10-K
                          NY, Barrier and World Class Films Corp.

10.10(a)                  Employment Agreement dated June 1, 1997         Exhibit 10.3(b) to the
                          between David L. Erdmann and the                1997 10-K
                          Company (superseded)**

10.10(b)                  Resignation and Release Agreement dated         Exhibit 10.1 to the
                          December 17, 1997 between David L.              Company's Quarterly
                          Erdmann and the Company.                        Report on Form 10-Q for
                                                                          the quarter ended
                                                                          November 28, 1997

10.11                     Form of the Company's Non-Qualified             Exhibit 10.15 to
                          Stock Option Agreement (for non-employee        Amendment No. 1 to 1997
                          directors)                                      10-K

10.12                     Purchase and Sale Agreement dated as of         Exhibit 2.1 to the
                          April 30, 1998 among Outlook Foods, Inc.,       Company's Current
                          the Company, Lake Country Foods, Inc. and       Report on Form 8-K dated
                          Lake Country Properties, LLC*                   May 5, 1998

21.1                      List of subsidiaries of the Company                                                    X

23.1                      Consent of PricewaterhouseCoopers LLP                                                  X

24.1                      Powers of Attorney                                                             Signature Page

                                         Incorporated Herein
                                           by Reference to           Filed
Exhibit No.           Exhibit                this Report            Herewith
-----------           -------            -------------------     --------------

27            Financial Data Schedule                                   X


_________________

* Excluding exhibits and/or schedules which are identified in the document. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

**  Designates compensatory plans and agreements for executive officers.