Form 10-Q
period 1998-08-28
OUTLOOK GROUP CORP
filed 1998-10-13
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended August 28, 1998
                                                ---------------
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from              to
                                          ------------    ------------
           Commission File Number 000-18815
                                  ---------

                               OUTLOOK GROUP CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1278569
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                               1180 American Drive
                             Neenah, Wisconsin 54956
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (920) 722-2333
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                    ----   ----

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   4,667,132 shares of common stock, $.01 par value, were outstanding at October
         1, 1998.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----




                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                              1

            Condensed Consolidated Balance Sheets                           2
              As of August 28, 1998 and May 31, 1998 (Unaudited)

            Condensed Consolidated Statements of Operations                 3
              For the three months ended August 28, 1998 and August 29, 1997 (Unaudited)

            Condensed Consolidated Statements of Cash Flows                 4
              For the three months ended August 28, 1998 and August 29, 1997 (Unaudited)

            Notes to Condensed Consolidated Financial Statements            5
              (Unaudited)


Item 2.   Management's Discussion and Analysis of Financial Condition       6
                    and Results of Operations

Item 3.   Quantitative and Qualification Disclosure About Market Risk       8




PART II.  OTHER INFORMATION
---------------------------


Item 6.   Exhibits and Reports on Form 8-K                                  9

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

     The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Form 10-K. The May 31, 1998 Condensed Consolidated Balance Sheet Data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



 ASSETS                                               AUGUST 28,     MAY 31,
 Current Assets                                         1998          1998
 Cash and cash equivalents                             $ 2,951       $ 2,825
 Accounts receivable, less allowance for
 doubtful accounts of $1,596 and $1,575,
 respectively                                           10,390        11,427
 Notes receivable-current portion                          966         1,726
 Inventories                                             5,756         5,707
 Deferred income taxes                                     406           406
 Income taxes refundable                                   757           901
 Other                                                     533           433
                                                       -------       -------

 Total current assets                                   21,759        23,425

 Notes receivable - less allowance for
 doubtful accounts of $477 and $477,
 respectively                                            3,064         3,042
 Property, plant, & equipment
 Land                                                      589           589
 Building and improvements                              11,132        11,132
 Machinery & equipment                                  37,616        36,739
                                                       -------       -------
                                                        49,337        48,460
 Accumulated depreciation                              (24,267)      (23,293)
                                                       -------       -------

                                                        25,070        25,167

 Other assets                                            1,470         1,823
                                                       -------       -------

 Total assets                                          $51,363       $53,457
                                                       =======       =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
 Current maturities or long-term debt                    1,833         1,658
 Accounts payable                                        2,761         4,703
 Accrued liabilities
    Salaries and wages                                   1,447         1,472
    Other                                                1,337         1,407
                                                       -------       -------

 Total current liabilities                               7,378         9,240


 Long-term debt, less current maturities                 6,703         7,061
 Deferred income taxes                                   3,762         3,773

 Shareholders' equity
 Cumulative preferred stock                                  -             -
 Common stock                                               51            51
 Additional paid-in capital                             18,494        18,494
 Retained earnings                                      19,524        19,287
 Treasury stock                                         (4,449)       (4,449)
 Officer loans                                            (100)            -
                                                       -------       -------

 Total shareholders' Equity                             33,520        33,383
                                                       -------       -------

 Total Liabilities & Shareholders' Equity              $51,363       $53,457
                                                       =======       =======

The accompanying notes are an integral part of these financial statements.


                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    Three Month Period Ended
                                             August 28, 1998     August 29, 1997
                                             ---------------     ---------------
 Net sales                                     $    16,981           $   15,311
  Cost of goods sold                                14,051               12,394
                                               -----------           ----------
    Gross profit                                     2,930                2,917
 Selling, general, and
 administrative expenses                             2,572                2,172
                                               -----------           ----------

   Operating profit                                    358                  745

Other income/(expense):

 Interest expense                                     (120)                (490)
 Other income                                          153                   74
                                               -----------           ----------


   Earnings from
   continuing operations before
   income taxes                                        391                  329

 Income tax expense                                    154                  136
                                               -----------           ----------

     Earnings from continuing operations               237                  193

Discontinued operations:

 Earnings from
 discontinued operations before
 income taxes                                            -                  112

 Income tax expense                                      -                   43
                                               -----------           ----------

   Earnings from
   discontinued operations                               -                   69
                                               -----------           ----------

     Net earnings                              $       237           $      262
                                               ===========           ==========

 Net earnings per common share: - Basic
     Continuing                                $      0.05           $     0.04
     Discontinued                                        -                 0.02
                                               -----------           ----------
         Total                                 $      0.05           $     0.06
                                               ===========           ==========
Net earnings per common share: - Diluted
     Continuing                                $      0.05           $     0.04
     Discontinued                                        -                 0.02
                                               -----------           ----------
         Total                                 $      0.05           $     0.06
                                               ===========           ==========

 Weighted average
 number of shares outstanding-Basic              4,667,132            4,653,582
                                               ===========           ==========
                             -Diluted            4,667,132            4,676,875
                                               ===========           ==========

The accompanying notes are an integral part of these financial statements.


                                  OUTLOOK GROUP CORP. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                             (IN THOUSANDS)

                                                                         THREE MONTH PERIOD ENDED
                                                                    AUGUST 28, 1998    AUGUST 29, 1997
                                                                    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                $     237          $      262

     Adjustments to reconcile earnings to net cash provided by operating activities:

   Depreciation and Amortization                                                  995              1,292

 Change in assets and liabilities:
   Accounts and notes receivable                                                1,776                718
   Inventories                                                                    (49)               144
   Income taxes                                                                   133                (15)
   Accounts payable                                                            (1,942)            (1,016)
   Accrued liabilities                                                            (95)               204
   Other                                                                          231                849
                                                                            ---------          ---------
 Net cash provided by operating activities                                      1,286              2,438
                                                                            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                                        -                 40
(Increase)/Decrease in property, plant, and equipment                            (877)               (88)
 Loan to officer                                                                 (100)                 -
Other                                                                               -                 99
                                                                            ---------          ---------

Net cash provided by (used in) investing activities                              (977)                51
                                                                            ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase (decrease) in revolving credit
    arrangement borrowings                                                          -             (1,738)
Decrease in cash overdraft                                                          -               (263)
Net payments on long-term borrowings                                             (183)              (515)
Exercise of stock options                                                           -                 27
                                                                            ---------          ---------

Net cash used in financing activities                                            (183)            (2,489)
                                                                            ---------          ---------

Net increase in cash                                                        $     126          $       -

Cash and cash equivalents at beginning of period                                2,825                  -
                                                                            ---------          ---------

Cash and cash equivalents at end of period                                      2,951          $       -
                                                                            =========          =========


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 August 28, 1998




1.   Net Earnings Per Common Share:

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

                                                                    Quarter Ended
                                                              August 28,      August 29,
                                                                 1998            1997
                                                              ----------      ----------
Weighted average shares outstanding - Basic. . . . . . . .     4,667,132       4,653,582
Effect of dilutive securities - stock options. . . . . . .          --            23,293
                                                               ---------       ---------
Weighted average shares outstanding - Dilutive . . . . . .     4,667,132       4,676,875
                                                               =========       =========

2.   Inventories:

     Inventories consist of the following (in thousands):


                                        August 28, 1998   May 31, 1998
                                        ---------------   ------------
                 Raw materials            $    2,582        $    2,202
                 Work in process               1,154             1,160
                 Finished goods                2,020             2,345
                                          ----------        ----------
                                          $    5,756        $    5,707
                                          ==========        ==========

3.   Income Taxes:

     The effective income tax rate used to calculate the income tax expense for the quarters ended August 28, 1998 and August 29, 1997, is based on the anticipated income tax rate for the entire fiscal year.

4.   Loan to Officer:

     In July, 1998 the Company executed a $100,000 loan to the President and Chief Operating Officer of the Company. The term of the loan is five years at an interest rate of 8% per annum.


5.   Debt:

     As of August 28, 1998 the Company had not drawn any funds that were available for working capital under terms of the revolving credit agreement.


6.   Accounting Periods:

     The Company has elected to adopt 13 week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the first quarter of fiscal 1999 and 1998, and its financial condition at the quarter ending August 28, 1998. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."

In September 1996, the Company announced that it intended to divest Outlook Foods, its food processing operation. As a consequence, beginning in the second quarter of fiscal 1997, the Company began accounting for the food processing business as a discontinued operation. On May 1, 1998, Outlook Foods was sold and therefore is not reported in fiscal 1999 results.

Results of Operations

In the first quarter of fiscal 1999, net sales were $17.0 million as compared to $15.3 million for the same period in the prior year for a net increase of approximately 11%. This change of $1.7 million is the net result of approximately $1.4 million of increases in sales of print, finishing, and distribution services; approximately $1.0 million of increases in direct mail services; and approximately $0.6 million of decreases in flexible packaging and labeling services.

Gross profit margin declined to 17.2% in the current quarter from 19.0% of sales in fiscal 1998. The reduction reflects increased competition within the market, changes in the product mix toward lower margins in labeling operations, higher manufacturing costs due to labor shortages, and additional set-up time for shorter production runs in the flexible packaging operations.

Selling, general, and administrative expenses increased to 15.1% of sales for the quarter as compared to 14.2% in the prior year's quarter. This change reflects increases in the company's sales, marketing, and product development efforts, increases to the reserves for bad debts and additional expenses related to employee recruitment and training programs.

As a result of the above, the operating profit percentage decreased to 2.1 % of sales in the quarter from 4.8% of sales in fiscal 1998.

Interest expense decreased from $490,000 in fiscal 1998 to $120,000 in the current quarter. The interest reduction reflects a reduced interest rate on market sensitive loans and a $12.1 million decrease in long-term debt from $20.6 million in fiscal 1998 to $8.5 million as of August 28, 1998. The Company reduced its debt in fiscal 1998 as a result of cash available from various asset sales, the sale of a subsidiary and improved management of operations and working capital.

Other income includes earnings on invested cash balances for the quarter and gains on the sale of assets.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings from continuing operations increased to $237,000 or $0.05 per share, compared to $193,000 or $0.04 per share for the same period last year.

The food processing operations, accounted for as a discontinued operation in fiscal 1998 and sold in May of 1998, posted net earnings of $69,000 or $0.02 per share in the first quarter of fiscal 1998.



Liquidity and Capital Resources

As shown in the Condensed Consolidated Statements of Cash Flows, the ending cash balance increased $126,000 for the current quarter.

Operating activities provided $1.2 million of increased cash during the quarter. Cash from profitable operations before depreciation generated $1.2 million. Additional cash of $2.0 million was generated from the collection of outstanding accounts receivable and decreases in other assets. These improvements were offset by a $2.0 million reduction in the company's accounts payable and accrued liabilities.

Investing activities represent the acquisition of $877,000 in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business. Approximately $400,000 relates to expanded capabilities in direct mail services.

Cash generated from operating activities was also used to reduce long-term borrowings by $183,000. As of the quarter end, the company was in compliance with all of its loan covenants.

The Company maintains a credit facility with a bank, but has no outstanding balances on term loans or the revolver. The facility provides for a maximum revolving credit commitment of $25.0 million less $5.2 million to be used for standby letters of credit. Interest on the debt outstanding during the year varies with the Company's selection to have the debt be based upon margins over the bank determined preference or a LIBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. As a result of its improved cash position, the Company is currently reviewing its line of credit facility, and may take action to revise or replace the facility to reduce expenses, although there can be no assurance that the Company can or will do so.

The Company anticipates capital expenditures of approximately $2.75 million in fiscal 1999, excluding any acquisition opportunities which may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. In the first quarter of fiscal 1999, the Company made capital expenditures of $877,000.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in various transactions during fiscal 1998, and may result in additional transactions during fiscal 1999 and beyond.

Year 2000 Compliance

The Company has taken, and is continuing to take, actions intended to assure that its computer systems and other equipment are capable of functioning in, and processing for, periods for the Year 2000 and beyond. The Company has implemented a program intended to address, on a timely basis, "Year 2000 Compliance" (the need for computer applications and other systems used by the Company to function in and after the Year 2000 and to recognize and properly perform date sensitive functions involving dates after December 31, 1999.)

Based on the current status of the Company's compliance efforts, the costs associated with identified Year 2000 compliance issues are not expected to have a material effect on the results of operations or on the financial condition of the Company. The Company has developed implementation plans with its software vendors to upgrade to software versions that are Year 2000 compliant. In addition, the Company has reviewed, or is in process of reviewing, equipment which includes computerized controls or imbedded processors, to help assure that they will function properly in the Year 2000 and beyond. The Company has not, to date, identified deficiencies which it believes cannot be corrected on a timely basis or which will have a material effect, either financially or operationally, on the Company. As part of its compliance review at one of its production locations, the Company is assessing the feasibility of changing rather than upgrading its existing production and financial reporting systems. The assessment will be completed in the second quarter and we believe the changes
can be implemented in a timely manner.   To the extent it believes appropriate,
the Company has had such discussions as believed appropriate with suppliers of this equipment and has confirmed Year 2000 compliance with key suppliers and customers.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company's risk-management activities may include forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those discussed.

The Company has financial instruments, including notes receivable and long-term debt, which are sensitive to changes in interest rates. However, the Company does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates because of the relatively short-term nature of its notes receivable and variability of interest rates on certain of its long-term debt.

The Company does not believe there has been any material changes in the reported market risks faced by the Company since the end of its most recent fiscal year, May 31, 1998.

                           PART II - OTHER INFORMATION



     Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits. See attached Exhibit Index, which is incorporated by reference herein.

          (b)     Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OUTLOOK GROUP CORP.
                                              -------------------
                                                    (Registrant)




                                       /s/ Richard C. Fischer
Dated: October 13, 1998                -----------------------------------------
                                       Richard C. Fischer, Chairman and Interim
                                       Chief Executive Officer



                                       /s/ Paul M. Drewek
                                       -----------------------------------------
                                       Paul M. Drewek, Interim Chief Financial
                                       Officer

                               OUTLOOK GROUP CORP.
                                 (the "Company")

                                  EXHIBIT INDEX
                                       to
              Report on Form 10-Q for Quarter ended August 28, 1998


Exhibit                                                          Filed
 Number                    Description                          Herewith
------------------------------------------------------------------------

  27              Financial Data Schedule                           X