Form 10-Q
period 1998-11-30
OUTLOOK GROUP CORP
filed 1999-01-14
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended November 30, 1998
                                               -----------------
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from             to
                                          -----------     ----------

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

                                 (920) 722-2333
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

   4,667,132 shares of common stock, $.01 par value, were outstanding at January 13, 1999.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.  FINANCIAL INFORMATION:

Item 1.   Financial Statements                                                           3

                  Condensed Consolidated Balance Sheets                                  4
                    As of November 30, 1998 and May 31, 1998 (Unaudited)

                  Condensed Consolidated Statements of Operations                        5
                    For the three months and six months ended November 30, 1998 and November 28, 1997 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows                        6
                    For the six months ended November 30, 1998 and
                    November 28, 1997 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements                   7
                    (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition                     8
                    and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     11

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                            11

Item 6.  Exhibits of Reports on Form 8-K                                                11

SIGNATURES                                                                              12

EXHIBIT INDEX                                                                           13

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)


                                                November 30,    May 31,
                  ASSETS                           1998          1998
========================================================================
 Current Assets
 Cash and cash equivalents                        $ 1,169     $ 2,825
 Accounts receivable, less allowance for           10,638      11,427
 doubtful accounts of $1,670 and $1,575,
 respectively
 Notes receivable-current portion                   1,216       1,726
 Inventories                                        5,989       5,707
 Deferred income taxes                                406         406
 Income taxes refundable                              671         901
 Other                                                585         433
                                                 ---------------------

 Total current assets                              20,674      23,425

 Notes receivable, less allowance for               2,814       3,042
 doubtful accounts of $477 in both years

 Property, Plant, & Equipment
     Land                                             589         589
     Building and improvements                     11,137      11,132
     Machinery & equipment                         38,467      36,739
                                                 ---------------------
                                                   50,193      48,460
 Accumulated depreciation                         (24,944)    (23,293)
                                                 ---------------------
                                                   25,249      25,167
 Other assets                                       1,503       1,823
                                                 ---------------------
 Total assets                                    $ 50,240    $ 53,457
                                                 =====================

LIABILITIES & SHAREHOLDERS' EQUITY

 Current Liabilities
 Current maturities on long term debt               1,858       1,658
 Accounts payable                                   1,999       4,703
 Accrued liabilities
    Salaries and wages                              1,206       1,472
    Other                                           1,382       1,407
                                                 ---------------------
 Total current liabilities                          6,445       9,240
 Long term debt less current maturities             5,919       7,061
 Deferred income taxes                              3,762       3,773

 Shareholders' Equity
 Common stock                                          51          51
 Additional paid in capital                        18,494      18,494
 Retained earnings                                 20,118      19,287
 Treasury stock                                    (4,449)     (4,449)
 Officer loans                                       (100)          -
                                                 ---------------------

 Total Shareholders' equity                        34,114      33,383
                                                 ---------------------

 Total liabilities and shareholders' equity      $ 50,240    $ 53,457
                                                 =====================

The accompanying notes are an integral part of these financial statements.

                      Outlook Group Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                         Three Month Period Ended                 Six Month Period Ended
                                                  November 30, 1998   November 28, 1997   November 30, 1998   November 28, 1997
                                                  -----------------   -----------------   -----------------   -----------------

 Net sales                                              $    17,798     $    18,089        $    34,779           $    33,400

  Cost of goods sold                                         14,132          14,290             28,183                26,684
                                                        -----------     -----------        -----------           -----------

    Gross profit                                              3,666           3,799              6,596                 6,716

 Selling, general, and
 admin. expenses                                              2,699           3,028              5,272                 5,200
                                                        -----------     -----------        -----------           -----------

   Operating profit                                             967             771              1,324                 1,516

Other income/(expense):

 Interest expense                                              (204)           (567)              (323)               (1,057)
 Interest and other income                                      204             318                357                   392
                                                        -----------     -----------        -----------           -----------

   Earnings from
   continuing operations before
   income taxes                                                 967             522              1,358                   851

 Income tax expense                                             373             193                527                   329
                                                        -----------     -----------        -----------           -----------

 Earnings from continuing operations                            594             329                831                   522

Discontinued operations:

 Earnings (Loss) from
 discontinued operations before
 income taxes                                                  --               (94)                --                    18

 Income tax expense/(benefit)                                  --               (36)                --                     7
                                                        -----------     -----------        -----------           -----------

   Earnings (Loss) from
   discontinued operations                                     --               (58)                --                    11
                                                        -----------     -----------        -----------           -----------

     Net earnings                                       $       594     $       271        $       831           $       533
                                                        ===========     ===========        ===========           ===========

 Net earnings (loss) per common share: - Basic
     Continuing                                         $      0.13     $      0.07        $      0.18           $      0.11
     Discontinued                                              --             (0.01)                --                 (0.00)
         Total                                          $      0.13     $      0.06        $      0.18           $      0.11
                                                        ===========     ===========        ===========           ===========
 Net earnings (loss) per common share: - Diluted
     Continuing                                         $      0.13            0.07        $      0.18                  0.11
     Discontinued                                              --             (0.01)                --                 (0.00)
         Total                                          $      0.13     $      0.06        $      0.18           $      0.11
                                                        ===========     ===========        ===========           ===========

 Weighted average
 number of shares outstanding-Basic                       4,667,132       4,656,338          4,667,132             4,654,487
                                                        ===========     ===========        ===========           ===========

 Weighted average
 number of shares outstanding-Diluted                     4,667,132       4,698,561          4,667,132             4,689,982
                                                        ===========     ===========        ===========           ===========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                 SIX MONTH PERIOD ENDED
                                                      November 30, 1998         November 28, 1997
                                                     -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                         $            831          $              533

   Adjustments to reconcile net earnings to net cash used by operating activities:

   Depreciation and amortization                                1,984                       2,594
   Loss on Sale of Assets                                           -                        (456)

 Change in assets and liabilities:
   Accounts and notes  receivable                               1,527                          (6)
   Inventories                                                   (282)                       (140)
   Prepaid expenses and other assets                             (165)                      1,012
   Accounts payable                                            (2,704)                       (774)
   Accrued liabilities                                           (291)                        733
   Income taxes                                                   219                          22
                                                     ---------------------------------------------

 Net cash provided by operating activities                      1,119                       3,518

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of fixed assets                                  -                       3,666
Purchases of property, plant, and equip.                       (1,733)                       (313)
Loan to Officer                                                  (100)                          -
Other                                                               -                      (1,068)
                                                     ---------------------------------------------

Net cash provided by (used in) investing activities            (1,833)                      2,285

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in revolving credit
    arrangement borrowings                                          -                        (753)
Increase in cash overdraft                                          -                          72
Net payments on long-term borrowings                             (942)                     (5,157)
Exercise of stock options                                           -                          35
                                                     ---------------------------------------------

Net cash used in financing activities                            (942)                     (5,803)

Net decrease in cash                                           (1,656)                          -

Cash and cash equivalents at beginning of period                2,825                           -
                                                     ---------------------------------------------

Cash and cash equivalents at end of period           $          1,169          $                -
                                                     =============================================

The accompanying notes are an integral part of the financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                NOVEMBER 30, 1998

1.       Net Earnings (Loss) Per Common Share:

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


                              Three-Month Period Ended        Six-Month Period Ended
                          November 30,       November 28,    November 30,  November 28,
                             1998                 1997            1998         1997
                          -----------       -----------     -----------  --------------
Weighted average
shares outstanding
Basic                       4,667,132          4,656,338      4,667,132     4,654,487

Effect of dilutive
securities - stock
options                         --                42,223            --         35,495
                            ---------          ---------      ---------     ---------
Weighted average
shares outstanding -
Dilutive                    4,667,132          4,698,561      4,667,132     4,689,982
                            =========          =========      =========     =========

2.       Inventories:

         Inventories consist of the following (in thousands):


                                               November 30, 1998      May 31, 1998
                                               -----------------      ------------

                  Raw materials                   $   2,649               $  2,202
                  Work in process                     1,155                  1,160
                  Finished goods                      2,185                  2,345
                                                  ----------             ----------
                                                  $   5,989               $  5,707
                                                  ==========             ==========

3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense (benefit) for the six-month periods ended November 30, 1998 and November 28, 1997, is based on the anticipated income tax rate for the entire fiscal year.

4.       Loan to Officer:

         In July, 1998 the Company executed a $100,000 loan to the President and Chief Operating Officer of the Company. The term of the loan is five years at an interest rate of 8% per annum.

5.       Debt:

         As of November 30, 1998 the Company had not drawn any funds that were available for working capital under terms of the revolving credit agreement.

6.       Accounting Periods:

         The Company has elected to adopt 13 week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the second quarters, and first six months, of fiscal 1999 and 1998, and its financial condition at quarter end of November 30, 1998. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly immediately below and under "General Factors."

RESULTS OF OPERATIONS

In the second quarter of fiscal 1999, net sales were $17.8 million, down slightly from $18.1 million for the same period in the prior year. For the first six months of fiscal 1999, sales of $34.8 million were up approximately $1.4 million from sales of $33.4 million through six months of fiscal 1998. The company generated increased sales of approximately $2.5 million in direct mail activities and $1.4 million in sales of print, finishing, and distribution services; and, approximately $2.4 million of sales decreases in flexible and paperboard packaging. A flexible packaging account that generated approximately $1.8 million of sales in the first six months of both fiscal 1999 and 1998, and a total of $3.0 million for all of fiscal 1998, has notified the company in December 1998 that it plans on moving that business to another supplier. Management is evaluating the effect of this reduction of business in flexible operations, and is considering various strategies for addressing this situation and other effects of the increasingly competitive flexible packaging markets. Management continues to focus its sales efforts at market opportunities utilizing its "core" operational competencies and developing special niches for improved overall profitability.

Gross profit increased from 17.2% in the first quarter to 20.6% in the second quarter of fiscal 1999 as compared to 19.0% and 21.0% in fiscal 1998. Year-to-date gross profit margins are 19% of sales in fiscal 1999 as compared to 20% in fiscal 1998. The margin reductions reflect increased competition within the markets, in particular flexible packaging; changes in the product mix toward lower margins in labeling operations; higher manufacturing costs due to labor shortages; and additional set-up time for shorter production runs in flexible packaging operations. Overall reductions have been offset by increased margins in the print, finishing, distribution, and direct mail operations.

Selling, general and administrative expenses decreased for the quarter and on a year-to-date basis are 15.2% of sales as compared to 15.6% of sales in fiscal 1998. In the second quarter of fiscal 1999, increases in the company's sales, marketing, and product development efforts initiated during the first quarter have been offset by savings in general and administrative expenses.

As a result of the above, the company improved operating profit during the second quarter of fiscal 1999 to 5.4% of sales as compared to 4.3% in fiscal 1998; on a year to date basis, operating profit is 3.8% as compared to 4.5% in fiscal 1998.

Interest expense was reduced for the current quarter and year-to-date compared to the prior year. Year-to-date interest savings of $734,000 compared to fiscal 1998 resulted from a reduced interest rate on market sensitive loans and an approximate $10.8 million reduction in debt during the periods. The company reduced debt with cash available from various asset sales, the sale of a subsidiary, and improved management of operations and working capital.

Other income includes earnings on invested cash balances and gains on the sale of assets.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings from continuing operations increased to $594,000 or $0.13 per share, compared to $329,000 or $0.07 per share for the same period last year. Earnings from continuing operations were $831,000 or $0.18 per share for the first half of fiscal 1999, compared to $522,000 or $0.11 per share for the comparable period.

In the second quarter of fiscal 1997, the Company began accounting for the Company's former food processing business as a discontinued operation. On May 1, 1998, Outlook Foods was sold and therefore is not reported in fiscal 1999 results. Outlook Foods' operations resulted in a net loss of $58,000 in the second quarter of fiscal 1998, and a net income of $11,000 in the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the Condensed Consolidated Statements of Cash Flows, the ending cash balance decreased $1.7 million from the beginning of this six-month period to the end.

Operating activities provided $1.1 million of increased cash during the first six months. Cash from profitable operations before depreciation generated $2.8 million. Further cash of $1.7 million was generated from the collection of accounts receivable and income tax refunds. These operating sources of cash were offset by a $3.0 million reduction of accounts payable and accrued liabilities and a $400,000 increase of inventories and prepaid assets.

Investing activities represent the acquisition of $1.7 million in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business. Approximately $400,000 relates to expanded capabilities in direct mail services and $500,000 relates to increased sheeting capabilities.

Cash was also used to reduce the Company's long-term debt by approximately $1 million. As of the quarter end, the company was in compliance with all of its loan covenants.

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

Based on the current status of the Company's compliance efforts, the costs associated with identified Year 2000 compliance issues are not expected to have a material effect on the results of operations or on the financial condition of the Company. The Company has developed implementation plans with its software vendors to upgrade to software versions that are Year 2000 compliant. In addition, the Company has reviewed, or is in process of reviewing, equipment that uses computerized controls or imbedded processors, to help assure that such equipment will function properly in the Year 2000 and beyond. The Company has not, to date, identified deficiencies which it believes cannot be corrected or which will have a material effect, either financially or operationally, on the Company. As part of its compliance review the company has completed an assessment regarding the feasibility of changing rather than upgrading its existing production and financial reporting systems. The Company has decided to upgrade its existing systems to vendor versions that are Year 2000 compliant and has entered into agreements to begin the upgrades at the beginning of the company's fourth quarter. The Company believes that this will allow it to address Year 2000 related issues of these systems on a timely basis; however, successful implementation is subject to future events, including third party performance of these agreements. To the extent it believes appropriate, the Company has had such discussions as believed appropriate with suppliers of this equipment and has confirmed Year 2000 compliance with key suppliers and customers.

Given its present understanding of potential Year 2000 problems, the Company believes that if compliance is not achieved, the largest problem the Company might experience is a delay in obtaining production and financial reporting information. Since computer software vendors have not indicated potential delays in scheduled system upgrade availability and implementation dates, the Company has not yet developed specific contingency plans, but will do so later in calendar 1999 if circumstances would require.

At this time, the Company does not expect that the reasonably foreseeable consequences of Year 2000 compliance will have material effects on the Company's business, operations or financial condition. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable. Therefore, there can be no assurance that unforeseen circumstances will not arise, or that the Company will not in the future identify equipment or systems, or suppliers or customers, which are not Year 2000 compliant.

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

The Company uses complex and specialized equipment and systems to provide and support its services. Therefore, the Company is dependent upon the functioning of such machinery, and its ability to acquire and maintain appropriate equipment. As discussed above, the Company is also required to take future action to address Year 2000 related issues, which could materially adversely affect the Company if not implemented successfully on a timely basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a), (c) At the Company's annual meeting of shareholders on October 15, 1998, the four continuing directors who were management's nominees for re-election, and one new management nominee for director, were elected to the Outlook Group Board of Directors. The nominees/directors were re-elected or elected with the following votes:


      Director's Name            Votes "For"      Authority for Voting Withheld
      ---------------            -----------      -----------------------------

      Jeffry H. Collier          4,187,869        239,952
      Pat Richter                4,106,080        321,741
      A. John Wiley              4,224,785        203,036
      James L. Dillon            4,254,693        173,128
      Joseph J. Baksha           3,891,997        535,824

      Harold J. Bergman and Richard C. Fischer continue as directors whose terms expire in 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Incorporated by reference from the Exhibit List which is included as the last page of this report.

         (c)      Reports on Form 8-K

                  None filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  OUTLOOK GROUP CORP.
                                                  -------------------
                                                        (Registrant)


                                         /s/ Richard C. Fischer
Dated: January 14th, 1999                --------------------------------------
               ----                      Richard C. Fischer, Chairman and
                                         Chief Executive Officer



                                         /s/ Paul M. Drewek
                                         ---------------------------------------
                                         Paul M. Drewek, Assistant Secretary and
                                         Chief Financial Officer

                               OUTLOOK GROUP CORP.


                                  EXHIBIT INDEX
                                  to FORM 10-Q
                     for the quarter ended November 30, 1998


Exhibit                                                                  Filed
 Number                    Description                                  Herewith
--------------------------------------------------------------------------------

  27              Financial Data Schedule                                  X