Form 10-Q
period 1999-02-26
OUTLOOK GROUP CORP
filed 1999-04-12
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended February 26, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from              to
                                          ------------    -----------

          Commission File Number 000-18815

                               OUTLOOK GROUP CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1278569
          ---------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                               1180 American Drive
                             Neenah, Wisconsin 54956
                             -----------------------
          (Address of principal executive offices, including zip code)

                                 (414) 722-2333
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No
                                     --    --


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   4,667,132 shares of common stock, $.01 par value, were outstanding at April 5, 1999.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES


                                      INDEX



                                                                          Page
                                                                          Number


PART I.  FINANCIAL INFORMATION:

Item 1.   Financial Statements                                               1

                  Condensed Consolidated Balance Sheets                      2
                    As of February 26, 1999 and May 31, 1998 (Unaudited)

                  Condensed Consolidated Statements of Operations            3
                    For the three months and nine months ended
                    February 26, 1999 and February 27, 1998 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows            4
                    For the nine months ended February 26, 1999 and February 27, 1998 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements       5
                    (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                6


Item 3.  Quantitative and Qualitative Disclosures about Market Risk          9

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   10
         Exhibits
         Reports on Form 8-K

                         Part I - FINANCIAL INFORMATION



Item 1. Financial Statements.


The condensed consolidated financial statements included herein have been included by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This information is unaudited but includes all adjustments (consisting only of normal recurring accruals) which in the opinion of Company management are necessary for a fair presentation of the Company's financial position and results of operations for such periods.

The results of operation for interim, periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Form 10-K. The May 31, 1998 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by the Generally Accepted Accounting Principles.




                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                           February 26,   May 31,
 ASSETS                                                                        1999         1998
                                                                          --------------------------
 Current assets
 Cash and cash equivalents                                                  $    502    $  2,825
 Accounts receivable , less allowance for                                     10,433      11,427
 doubtful accounts of $1,418 and $1,575
 respectively
 Notes receivable-current portion                                              1,464       1,726
 Inventories                                                                   5,762       5,707
 Deferred income taxes                                                           406         406
 Income taxes refundable                                                         857         901
 Other                                                                           751         433
                                                                            --------------------

 Total current assets                                                         20,175      23,425

 Notes receivable, less allowance for                                          2,757       3,042
 doubtful accounts of $477 in both years

 Property, plant and equipment
      Land                                                                       589         589
      Building and improvements                                               11,290      11,132
      Machinery and equipment                                                 39,509      36,739
                                                                            --------------------
                                                                              51,388      48,460
 Accumulated depreciation                                                    (25,886)    (23,293)
                                                                            --------------------
                                                                              25,502      25,167
 Other assets                                                                  1,499       1,823
                                                                            --------------------
 Total assets                                                               $ 49,933    $ 53,457
                                                                            ====================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
 Current maturities of long term debt                                       $  2,283    $  1,658
 Accounts payable                                                              2,117       4,703
 Accrued liabilities
    Salaries and wages                                                         1,553       1,472
    Other                                                                        935       1,407
                                                                            --------------------
 Total current liabilities                                                     6,888       9,240
 Long term debt, less current maturities                                       5,136       7,061
 Deferred income taxes                                                         3,762       3,773

 Shareholders' equity
 Common stock                                                                     51          51
 Additional paid in capital                                                   18,494      18,494
 Retained earnings                                                            20,151      19,287
 Treasury stock                                                               (4,449)     (4,449)
 Officer loans                                                                  (100)         --
                                                                            --------------------

 Total shareholders' equity                                                   34,147      33,383
                                                                            --------------------
 Total liabilities and shareholders' equity                                 $ 49,933    $ 53,457
                                                                            ====================

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                      THREE MONTH PERIOD ENDED                 NINE MONTH PERIOD ENDED
                                               February 26, 1999   February 27, 1998    February 26, 1999    February 27, 1998
                                               -----------------   -----------------    -----------------    -----------------

 NET SALES                                        $    14,871          $    15,700          $    49,651        $    49,101

  COST OF GOODS SOLD                                   12,646               12,763               40,830             39,447
                                                  -----------          -----------          -----------        -----------

    GROSS PROFIT                                        2,225                2,937                8,821              9,654

 SELLING, GENERAL, AND
 ADMINISTRATIVE  EXPENSES                               2,200                2,671                7,472              7,871
                                                  -----------          -----------          -----------        -----------

   OPERATING PROFIT                                        25                  266                1,349              1,783

OTHER INCOME/(EXPENSE):

 INTEREST EXPENSE                                        (143)                (451)                (466)            (1,508)
 OTHER INCOME                                             172                  284                  529                674
                                                  -----------          -----------          -----------        -----------

   EARNINGS FROM
   CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                            54                   99                1,412                949

INCOME TAX EXPENSE                                         21                   38                  548                367
                                                  -----------          -----------          -----------        -----------
     EARNINGS FROM CONTINUING OPERATIONS                   33                   61                  864                582

DISCONTINUED OPERATIONS:

 LOSS FROM
 DISCONTINUED OPERATIONS BEFORE
 INCOME TAXES                                              --                  (68)                  --                (51)

 INCOME TAX BENEFITS                                       --                  (25)                  --                (18)
                                                  -----------          -----------          -----------        -----------

   LOSS FROM
   DISCONTINUED OPERATIONS                                 --                  (43)                  --                (33)
                                                  -----------          -----------          -----------        -----------
     NET EARNINGS                                 $        33          $        18          $       864        $       549
                                                  ========================================================================

 NET EARNINGS (LOSS) PER COMMON SHARE: - BASIC
     CONTINUING                                   $      0.01          $      0.01          $      0.19        $      0.13
     DISCONTINUED                                          --                (0.01)                  --              (0.01)
         TOTAL                                    $      0.01          $     (0.00)         $      0.19        $      0.12
                                                  ========================================================================
NET EARNINGS (LOSS) PER COMMON SHARE: - DILUTED
     CONTINUING                                   $      0.01          $      0.01          $      0.19        $      0.12
     DISCONTINUED                                          --                (0.01)                  --              (0.01)
         TOTAL                                    $      0.01          $      0.00          $      0.19        $      0.11
                                                  ========================================================================

 WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING-BASIC                 4,667,132            4,656,338            4,667,132          4,654,487
                                                  ========================================================================

 WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING-DILUTED               4,668,773            4,689,980            4,667,679          4,687,165
                                                  ========================================================================


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)


                                                                                      NINE MONTH PERIOD ENDED
                                                                            February 26, 1999      February 27, 1998
                                                                           -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                        $   864        $   549

      Adjustments to reconcile net earnings to net cash provided by operating activities:

      Depreciation and amortization                                                   2,942          3,777
      (Gain) on sale of assets                                                           --           (636)

 Change in assets and liabilities:
      Accounts and notes receivable                                                   1,541            305
      Inventories                                                                       (55)           410
      Prepaid expenses and other assets                                                (343)         1,438
      Accounts payable                                                               (2,586)            36
      Accrued liabilities                                                              (391)           351
      Deferred gain on sale of Oshkosh facility                                                        550
      Income taxes                                                                       33           (461)
                                                                                    ----------------------

 Net cash provided by operating activities                                            2,005          6,319

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of fixed assets                                                       --          4,805
Purchase of  property, plant, and equipment                                          (2,928)          (558)
Purchase of business                                                                     --         (1,249)
Loan to officer                                                                        (100)            --

Net cash provided by (used in) investing activities                                  (3,028)         2,998

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase (decrease) in revolving credit
    arrangement borrowings                                                               --         (2,920)
(Decrease) in cash overdraft                                                             --           (353)
Net payments on long-term borrowings                                                 (1,300)        (6,078)
Exercise of stock options                                                                --             34
                                                                                    ----------------------

Net cash used in financing activities                                                (1,300)        (9,317)

Net decrease in cash                                                                 (2,323)            --

Cash and cash equivalents at beginning of period                                      2,825             --
                                                                                    ----------------------

Cash and cash equivalents at end of period                                          $   502        $    --
                                                                                    ======================

The accompanying notes are an integral part of the financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                FEBRUARY 26, 1999

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


                            Three-Month Period Ended        Nine-Month Period Ended
                          February 26,    February 27,    February 26,    February 27,
                             1999            1998             1999            1998
                          -----------     -----------     -----------     -----------
Weighted average
shares outstanding
Basic                      4,667,132       4,656,338       4,667,132       4,654,487

Effect of dilutive
securities - stock
options                        1,641          33,642             547          32,678
                           ---------       ---------       ---------       ---------
Weighted average
shares outstanding -
Dilutive                   4,668,773       4,689,980       4,667,679       4,687,165
                           =========       =========       =========       =========


2.       Inventories:

         Inventories consist of the following (in thousands):

                    February 26, 1999   May 31, 1998
                    -----------------   ------------

      Raw materials        $2,365          $2,202
      Work in process         873           1,160
      Finished goods        2,524           2,345
                           ------          ------
                           $5,762          $5,707
                           ======          ======


3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense for the three-month periods ended February 26, 1999 and February 27, 1998, is based on the anticipated income tax rate for the entire fiscal year.

4.       Loan to Officer:

         In July, 1998 the Company executed a $100,000 loan to the President and Chief Operating Officer of the Company. The term of the loan is five years at an interest rate of 8% per annum.

5.       Debt:

         As of February 26, 1999 the Company had not drawn any funds that were available for working capital under terms of the revolving credit agreement.

6.       Accounting Periods:

         The Company has elected to adopt 13 week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following section presents a discussion and analysis of the Company's results and operations during the third quarters, and first nine months, of fiscal 1999 and 1998, and its financial condition at quarter end of February 26,1999. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly immediately below and under "General Factors."

RESULTS OF OPERATIONS

In the third quarter of fiscal 1999, net sales were down approximately $0.8 million; $14.9 million for the third quarter of fiscal 1999 as compared to $15.7 million for the same period in the prior year. For the first nine months of fiscal 1999, sales were up $0.6 million, at $49.7 million as compared to sales of $49.1 million through the first nine months of fiscal 1998. During the first nine months, the Company generated increases of approximately $5.4 million in its packaging and direct mail activities, decreases of approximately $1.0 million in printing and fulfillment operations, and decreases of approximately $0.6 million in specialized printing and paperboard cartons. The largest decrease in sales for both the quarter and for the first nine months was in the flexible packaging operations; decreases from the previous year were approximately $1.5 million for the quarter and $3.1 million for the first nine months. Management continues to evaluate the effects of the reduction in business for the highly competitive flexible packaging markets, and is implementing several strategies to address this situation. Management continues to focus its sales efforts at market opportunities that utilize the Company's "core" operational competencies and developing special niches for improved overall profitability.

Gross profit decreased from 20.6% in the second quarter to 15.0% in the third quarter of fiscal 1999 as compared to 21.0% and 18.7% in fiscal 1998. Year-to-date gross profit margins are 17.8% of sales in fiscal 1999 as compared to 19.7% of sales in fiscal 1998. The margin reductions reflect increased price competition within the markets, in particular flexible packaging; changes in product mix toward lower margins in the labeling operations; higher manufacturing costs due to labor shortages; and additional set-up time for shorter production runs. These reductions have been partially offset by increased margins in the finishing, distribution and direct mail operations.

Selling, general and administrative expenses were approximately $0.5 million less for the current quarter as compared to the same quarter last year. For the first nine months of fiscal 1999, these expenses were approximately $.4 million less than the first nine months of fiscal 1998. Selling, marketing, and product development efforts resulted in approximately $250,000 greater expense for the first nine months of fiscal 1999 than for fiscal 1998. The overall reductions reflect the continued efforts to reduce overhead while improving operational efficiencies.

As a result of the above, the Company's operating profit was 0.2% for the third quarter of fiscal 1999 as compared to 1.7% for the third quarter of fiscal 1998. On a year-to-date basis, operating profit is 2.7% as compared to 3.6% in fiscal 1998.

Interest expense was reduced for the quarter and year-to-date compared to the prior year. The year-to-date interest savings of over $1.0 million compared to fiscal 1998 resulted from a reduced interest rate on market sensitive loans and an average reduction in debt of approximately $10.6 million between the periods. Debt was reduced with cash available from various asset sales, the sale of a subsidiary, and improved management of operations and working capital.

Other income includes earnings on invested cash balances, gains on the sale of assets and income on notes receivable.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings from continuing operations were $33,000 or $0.01 per share, compared to $61,000 or $0.01 per share for the same period last year. Earnings from continuing operations were $864,000 or $0.19 per share for the first nine months of fiscal 1999, compared to $582,000 or $0.13 per share for the comparable period last fiscal year.

In the second quarter of fiscal 1997, the Company began accounting for the Company's former food processing business as a discontinued operation. On May 1, 1998, Outlook Foods was sold and therefore is not reported in fiscal 1999 results. Outlook Foods operations resulted in a net loss of $43,000 in the third quarter of fiscal 1998, and a net loss of $33,000 in the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the Condensed Consolidated Statements of Cash Flows, the ending cash balance decreased $2.3 million from the beginning of this nine-month period to the end.

Operating activities provided $2.0 million of increased cash during the first nine months. Cash from profitable operations before depreciation generated $3.8 million. Further cash of $1.6 million was generated from the collection of accounts receivable and income tax refunds. These operating sources of cash were offset by a $3.0 million reduction of accounts payable and accrued liabilities and a $400,000 increase of inventories and prepaid assets.

Investing activities represent the acquisition of $2.9 million in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business. Approximately $700,000 relates to expanded capabilities in direct mail services, $500,000 relates to increased sheeting capabilities and $900,000 relates to expanded labeling capabilities.

Cash was also used to reduce the Company's long-term debt by approximately $1.3 million. As of the quarter end, the company was in compliance with all of its loan covenants.

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

During the third quarter, the Company continued to implement its scheduled plan to upgrade its existing production and financial reporting systems. In addition, the Company tested additional equipment for compliance, met with certain key customers and suppliers to discuss potential issues, and continued to monitor whether contingency plans are needed. Software upgrades were installed in mid-March and the systems will be tested during the fourth quarter.

Based on the current status of the Company's compliance efforts, the costs associated with identified Year 2000 compliance issues are not expected to have a material effect on the results of operations or on the financial condition of the Company. The Company has developed implementation plans with its software vendors to upgrade to software versions that are Year 2000 compliant. In addition, the Company has reviewed, or is in process of reviewing, equipment that uses computerized controls or imbedded processors, to help assure that such equipment will function properly in the Year 2000 and beyond. The Company has not, to date, identified deficiencies which it believes cannot be corrected or which will have a material effect, either financially or operationally, on the Company. The Company believes that the upgrades will allow it to address Year 2000 related issues of these systems on a timely basis; however, successful implementation is subject to future events, including third party performance of these agreements. To the extent it believes appropriate, the Company has had such discussions as believed appropriate with suppliers of this equipment and has confirmed Year 2000 compliance with key suppliers and customers.

Given its present understanding of potential Year 2000 problems, the Company believes that if compliance is not achieved, the largest problem the Company might experience is a delay in obtaining production and financial reporting information. Since computer software vendors have not indicated potential problems with the software upgrades the Company has not yet developed specific contingency plans, but will do so later in calendar 1999 if circumstances would require. The Company will test the upgrades during the fourth quarter of its fiscal year.

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


                                              OUTLOOK GROUP CORP.
                                              -------------------
                                              (Registrant)




                                        /s/ Richard C. Fischer
Dated: April 12, 1999                -------------------------------------------
                                        Richard C. Fischer, Chairman and Chief
                                              Executive Officer




                                       /s/ Paul M. Drewek
                                     -------------------------------------------
                                       Paul M. Drewek, Chief Financial Officer

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OUTLOOK GROUP CORP.
                                             -------------------
                                             (Registrant)





Dated: April 12, 1999                -------------------------------------------
                                      Richard C. Fischer, Chairman and Chief
                                      Executive Officer




                                     -------------------------------------------
                                      Paul M. Drewek, Chief Financial Officer

                               OUTLOOK GROUP CORP.
                                 (the "Company")
                                  EXHIBIT INDEX
                                       to
             Report on Form 10-Q for Quarter Ended February 26, 1999

                        --------------------------------



Exhibit                                                                 Filed
  No.                               Description                        Herewith
-------                             -----------                        --------


  27                                Financial Data Schedule               X