Form 10-K
period 1999-05-31
OUTLOOK GROUP CORP
filed 1999-08-30
CIK 867490

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10 - K

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 1999


                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to

                        Commission file number 000-18815

                               OUTLOOK GROUP CORP.
             (Exact name of registrant as specified in its charter)

       WISCONSIN                                     39-1278569
       ---------                                     ----------
(State of incorporation)              (I.R.S. Employer Identification No.)

1180 AMERICAN DRIVE, NEENAH, WISCONSIN                      54956
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (920) 722-2333

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

                           Yes       X                  No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 27, 1999, 4,623,432 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $4.00 last sale price on the NASDAQ Stock Market) held by non-affiliates (excludes a total of 1,267,615 shares reported as beneficially owned by directors, executive officers and greater-than 10% shareholders -- does not constitute an admission as to affiliate status) was approximately $13.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                              PART OF FORM 10-K INTO WHICH
            DOCUMENT                 PORTIONS OF DOCUMENTS ARE INCORPORATED
            --------                 --------------------------------------

     Proxy Statement for 1999 Annual                Part III
   Meeting of Shareholders

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Outlook Group Corp. (the "Company") is a printing , packaging and promotional direct mail company offering a variety of related services to customers in markets including promotional contract packaging, collateral information management and distribution, packaging materials, direct mail components and services, and commercial printing. The Company frequently cross-sells its services to provide a single source solution for client projects. Founded as a Wisconsin corporation in 1977, the Company initially concentrated on bulk mailing and commercial printing projects. Over the years, the Company's business has expanded to include other related services.

         As a result of its performance during recent fiscal years, the Company has considered, and continues to consider, a variety of options for building its business and operations in order to position the Company for strengthened future performance. As part of a strategy to focus its business on three core competencies of packaging, printing, and direct mail, the Company divested itself of the operations of its Outlook Foods, Inc. subsidiary ("Foods") in May 1998 and its former Barrier Films Corporation subsidiary ("Barrier") in May 1997, as it determined that those operations did not complement its other continuing market lines. The Company also sold its Oshkosh, Wisconsin and Wichita, Kansas facilities, which were no longer needed, to redeploy capital resources.

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

         The following table sets forth the approximate amount from continuing operations during the last three fiscal years, as well as net sales from discontinued operations (Foods Processing):

                                                                FISCAL YEAR ENDED MAY 31,
                                                --------------------------------------------------------
                                                     1999                1998                1997
                                                ---------------    ----------------     ----------------
                                                      (DOLLARS IN THOUSANDS)

Continuing Operations................              $67,086            $66,951               $72,054
                                                    ======             ======                ======
Discontinued Operations:
 Food Processing.....................                -0-               15,460                16,804
                                                     ---               ------                ------
   Total.............................              $67,086            $82,411               $88,858
                                                    ======             ======                ======


         The Company offers a broad array of packaging, specialty printing, and direct mail services. The Company focuses on promotional contract packaging, collateral information and distribution, direct mail components and services, packaging materials (including printing), and commercial printing. The product lines include folding cartons and paperboard packaging, overwrapping, flexible film printing and laminating, coupons, labels, recipe cards and promotional materials as well as traditional commercial printing of booklets, annual reports, notepads and brochures.

         The Company has three reportable segments that are strategic business units that offer different products and services. These business units are:
Outlook Graphics, Outlook Label Systems, and Outlook Packaging.

         Primarily through its Outlook Graphics division ("Outlook Graphics"), the Company's pre-press staff prepares projects for printing to customer specifications. These services include preparatory camera or computerized plate-making, layout, typesetting and other related services. Although Outlook Graphics does not generally perform pre-press design services, it assists designers in translating a concept into a printed product.

                                                                               2
         Outlook Graphics' presses generally use the off-set printing process and can print on a wide range of media from newsprint and coated paper to heavy board, including paperboard packaging. Outlook Graphics currently utilizes sheet-fed full-color presses of various sizes, the most sophisticated of which are capable of six-color printing. Certain presses have interchangeable printing plates that allow the Company significant flexibility in meeting customer needs.

         Outlook Graphics also provides finishing services for printed items (whether or not printed by the Company) such as precision trimming, folding and gluing, die-cutting, binding, shrink-wrapping, collating and packaging products for mailing and distribution. Outlook Graphics has also developed paperboard packaging capabilities to serve its customers' needs and enhance the Company's single source solution approach. Paperboard packaging consists of utilizing paperboard stock to print and convert folding cartons, blister cards, pocket folders and other point of purchase materials.

         The Company's promotional contract packaging capabilities include packaging for many other types of items. Recent examples include promotional CD ROMs for mailing, wrapping toys and other promotional items for insertion in cereal boxes, overwrapping packages and packaging items for vending machines. Custom-designed feeding and in-line overwrapping systems increase the efficiency of its packaging operations. Outlook Graphics also maintains an environmentally controlled work area to perform food contract packaging and to provide other packaging services for which cleanliness and specific quality standards are required.

         Other services provided by the Company include direct mailing and distribution. Direct mailing involves literature overwrapping, labeling, personalizing, inserting, sorting and shipping printed items for bulk mailing. The Company's zip code sorting allows it to minimize customer postal charges by, in many instances, delivering items by common carrier to a post office near the destination. The Company is also "Alternative Procedures" qualified by the US Postal Service, which provides it the ability to accelerate the cycle for moving materials to the end user. Direct mailings in fiscal 1999 included promotional CD ROM packages, catalogs, coupon packages and promotional materials.

         The collateral information management services provided by the Company consist of storing and distributing items upon customer order. In most cases, distribution items are materials such as forms and booklets that are printed by the Company, often under standing orders from its customers to replenish supplies. Custom designed data systems produce reports to assist the Company's customers in managing their fulfillment programs. The Company has de-emphasized distribution operations which do not involve materials printed or packaged by the Company.

                  The Company's Outlook Label Systems, Inc. subsidiary ("Outlook Label") complements the Company's other specialty printing operations by using flexographic and rotary letterpress printing presses and offering manufacturing capabilities not otherwise available from the Company, enhancing the Company's ability to cross-sell services. Outlook Label manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards (such as temporary credit cards and identification cards), continuous forms, cartons, and sweepstakes and specialty game pieces. Its most sophisticated machinery permits one-pass, 14-color printing and lamination of various substrates using an in-line process.

                  The Company's Outlook Packaging, Inc. subsidiary ("Outlook Packaging") engages in flexographic printing and laminating of flexible packaging films and papers. In these processes, Outlook Packaging takes flexible packaging materials (which are purchased from others) and prints, laminates and/or slits the material to customer specifications. Customer orders may include some or all of Outlook Packaging's services. Outlook Packaging specializes in printing packaging materials for the food industry and is expanding in the industrial and consumer packaging markets. Outlook Packaging prints and laminates materials for items such as pouches, bags, vacuum packages, packets, security devices and card and food overwraps, and provides them to customers in convenient rolls of film.

                                                                               3
RECENT DEVELOPMENTS

                  The Company recently completed several acquisitions of assets and businesses as a means of enhancing utilization of its facilities and its service offerings. In November 1997, the Company acquired selected operations of General Converting, another flexible packaging company, which Outlook Packaging was able to continue in its existing Oak Creek facilities. In February 1999, the Company acquired, from the same company that had owned the assets of General Converting, specified additional business of Plicon Corporation. In October 1998, the Company acquired selected assets of Precision Paper Converters, Inc., a paper sheeting company, of Sherwood, Wisconsin; the acquired assets and operation have been integrated into Outlook Graphics. In March 1999, the Company acquired certain assets of Kostner Graphics, a commercial printing company, which the Company has integrated into its Outlook Graphics operations.

DISCONTINUED OPERATIONS/FOOD PROCESSING OPERATIONS

         In September 1996, the Company announced plans to divest its food processing business, and began to account for those operations as a discontinued operation. In May 1998, the Company entered into an agreement to sell the assets of its Foods subsidiary to Lake Country Foods, Inc. and Lake Country Properties, LLC, and simultaneously closed the transaction.

CUSTOMERS AND MARKETING

         Due to the project-oriented nature of the Company's business, sales to particular customers may vary significantly from year to year, and period to period, depending upon the number and size of their projects. The identity of those customers also may change.

         During fiscal 1999, sales to America Online, Inc. (AOL) were 13% of the Company's total net sales. Sales to AOL in fiscal 1998 were 1% of total net sales from continuing operations and in fiscal 1997 were 0% of total net sales from continuing operations. Also, during fiscal 1999, sales to Kimberly-Clark Corporation (KC) were 12% of the Company's total net sales from continuing operations for the period; sales to KC were 9% and 7% of the Company's total net sales from continuing operations in fiscal 1998 and 1997, respectively. During fiscal 1999, sales to Kraft Foods, Inc. (and affiliates) ("Kraft") accounted for approximately 6% of the Company's total net sales from continuing operations for the period; sales to Kraft were 10% and 14% of the Company's total net sales from continuing operations in fiscal 1998 and 1997, respectively. This decrease in sales to Kraft is attributable to a decrease in promotion and premium activity on the part of Kraft; in addition, the Company sold much of its fulfillment business during fiscal 1998 and had no fulfillment sales to Kraft during fiscal 1999. Sales to Kraft represent sales to several Kraft divisions and subsidiaries. The Company performs various services on behalf of these clients, such as, printing, production of labels and contract packaging. As with most of its customers, the Company's sales to these customers are pursuant to cancelable purchase orders. In particular, sales to AOL depend upon the timing of AOL marketing initiatives which can change frequently and vary significantly from period to period. There is no assurance that these sales will continue in the future.

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

                                                                               4
         The Company markets its services nationally through certain of its executive officers and its centralized sales group which at July 31, 1999 included 37 sales and service employees and 12 manufacturer's representatives. The sales group is intended to centralize and coordinate sales and marketing activities among the Company's various operations. The Company generally does not enter into employment contracts with its officers (other than its COO) and employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

         In the Company's graphic services operations, raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 43% of the Company's cost of goods sold from continuing operations during fiscal 1999, as compared to 47% in fiscal 1998. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials, or for the Company's equipment needs.

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

YEAR 2000 COMPLIANCE

         The Company has taken, and is continuing to take, actions intended to assure that its computer systems and other equipment are capable of functioning in, and processing for periods for the Year 2000 and beyond. The Company has implemented a program intended to address, on a timely basis, "Year 2000 Compliance" (the need for computer applications and other systems used by the Company to function in and after the Year 2000 and to recognize and properly perform date sensitive functions involving dates after December 31, 1999). See "Year 2000 Compliance" in the Company's Management's Discussion and Analysis" at
Item 7 of this report.

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

EMPLOYEES

         At July 31, 1999, the Company had 604 full-time employees. The Company contracts for and/or hires temporary employees to increase the number of personnel in certain operations as project commitments require. The Company considers its relationship with its employees to be good. Wages and employee benefits in continuing

                                                                               5
operations represented approximately 31% and 28% of the Company's cost of goods sold in continuing operations during fiscal 1999 and 1998, respectively.




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

         The Company leases an approximately 75,000 square foot facility in Neenah, Wisconsin that is currently used for certain mailing operations and warehouse space. The lease for this facility expires on March 30, 2002. The Company must provide six months notice of its intention to vacate or the lease continues on a year-to-year basis. The Company also leases an approximately 37,500 square foot facility in Neenah, Wisconsin for its sheeting operations and other warehouse space. The lease is for a ten year term, with one five year option to renew.

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


         The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently utilized by it is sufficient for its currently anticipated needs but that expansion of the Company's business or offering new services could require the Company to obtain additional equipment or facilities. The Company regularly evaluates its facility and equipment needs and would sell, or terminate leases to, facilities or equipment if appropriate.

         Substantially all of the Company's assets are pledged as collateral under financing agreements. See Note C of Notes to Consolidated Financial Statements, which is incorporated herein by reference, for a description of financing secured by mortgages on the properties and equipment owned by the Company and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company has been named as a defendant in an action captioned Barrier Films Ltd.--New York ["Barrier-NY"] versus Outlook Group, Inc., and Joseph Baksha, filed in the Supreme Court of the State of New York (Suffolk County), Index No. 99-08965, on April 29, 1999. The Company removed the case to the U.S. District Court for the Eastern District of New York, Civil No. 99-CV-3057 (LDW), on June 1, 1999.

         This suit alleges various causes of action which arise out of the acquisition of Barrier Films Corporation ("BFC") by Barrier-NY from the Company in May 1997. Barrier's complaint, as amended, has multiple counts, with overlapping claims that can be summarized as: (a) various allegations and causes of action arising from the alleged failure of the Company to comply with closing obligations relating to consents by former BFC officers under their employment agreements; (b) alleged tortuous interference with Barrier-NY's customer relationship with a customer of BFC prior to the transaction; (c) various claims that the Company failed to comply with its obligations under a related Rebate and Supply Agreement; (d) allegations that the Company either misappropriated or disclosed certain confidential BFC information, and (e) a request for a judgment declaring the 1997 promissory note executed by Barrier-NY in the BFC acquisition unenforceable, null and void. Because the complaint presents overlapping claims, and requests multiple awards of damages for the same underlying facts, determining the actual amount at issue is uncertain; however, all of the claims made total $27.65 million, plus elimination of the note, plus requests for costs and punitive damages, without any attempt to adjust the claims for multiple requests resulting from overlapping causes of action.

         The Company has answered denying liability and has a counterclaim for more than $2.6 million, plus costs and other damages, as a result of Barrier-NY's failure to make payments due the Company under the 1997 promissory note and under the Purchase and Sale Agreement in connection with the sale of BFC. The litigation is at a very early stage. No discovery yet has been taken. However, the Company believes that Barrier-NY's claims are without merit, and intends to defend the matter, and to pursue its counterclaim, vigorously and aggressively.

         Other than the foregoing, in the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.


                NAME                          AGE                          POSITION(S)
                ----                          ---                          -----------


      Richard C. Fischer................      60       Chairman of the Board and Chief Executive Officer; Director

      Joseph J. Baksha..................      47       President and Chief Operating Officer; Director

      Jeffry H. Collier ................      46       Executive Vice President; Vice President and General
                                                       Manager of Outlook Graphics; Director

      Paul M. Drewek....................      53       Chief Financial Officer
-----------------------

                                                                               7
         Richard C. Fischer has served as Chairman of the Board and Chief Executive Officer of the Company since December 1997; he has been a director of the Company since 1995. Mr. Fischer has been an investment banker with B.C. Ziegler & Co. since 1999, previously having been an investment banker with Fischer and Associates LLC from 1995 to 1999, and previously with Robert W. Baird & Co., Incorporated.

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

         Paul M. Drewek became the Company's Chief Financial Officer in May 1998. Mr. Drewek acted as principal of Drewek & Associates (accounting and management consulting) from 1997 to 1998. Previously, Mr. Drewek served as Chief Financial Officer of Allied Computer Group Companies, Inc. (a computer systems integrator and consulting company) from 1995 to 1997, and prior thereto as Vice President - Finance and Administration and Treasurer-CFO of Joiner Associates Incorporated (a consulting and publishing company specializing in total quality management). Mr. Drewek also is deemed the Company's principal accounting officer.

                                    * * * * *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements (particularly those referring to expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe", "anticipate," "expect" or "intend") that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors which are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of Operations--Fiscal 1999 Compared to Fiscal 1998") in Item 7 hereof.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

         The Company's common stock is quoted on the NASDAQ Stock Market. The following table sets forth high and low sales prices as reported on NASDAQ by quarter for the indicated fiscal years.

                  FISCAL 1999                        High               Low
                  -----------                        ----               ---
                           Fourth quarter            $4.13             $1.88
                           Third quarter              4.63              3.63
                           Second quarter             4.44              3.13
                           First quarter              6.00              3.50



                  FISCAL 1998                        High               Low
                  -----------                        ----               ---



                           Fourth quarter            $6.25             $5.50
                           Third quarter              7.44              5.75
                           Second quarter             7.75              4.50
                           First quarter              8.00              4.31


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

         As of August 9, 1999, the Company had approximately 497 registered shareholders of record.

ITEM 6.          SELECTED FINANCIAL DATA.

         The following selected financial data of the Company have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis contained in this report. Information for years prior to 1999 has been restated to reflect the Company's subsidiary, Outlook Foods, Inc., as a discontinued operation; see Note L to the Consolidated Financial Statements.


FISCAL YEAR ENDED MAY 31,
(in thousands, except share and per share amounts)                        1999        1998        1997(1)       1996        1995(1)
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS STATEMENT DATA:
Net Sales                                                              $ 67,086     $ 66,951     $ 72,054     $ 79,305     $ 91,620
Cost of goods sold                                                       54,242       54,545       61,168       74,683       77,046
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                             12,844       12,406       10,886        4,622       14,574
Selling, general and administrative expenses                             10,554       10,454        9,904       13,347       13,303
-----------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                   2,290        1,952          982       (8,725)       1,271
Other income (expense):
     Interest expense                                                      (627)      (1,968)      (2,778)      (2,506)      (1,930)
     Other income                                                           609        1,409          746        1,609          959
     Gain on sale of subsidiary                                              --           --          556           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
     before income taxes                                                  2,272        1,393         (494)      (9,622)         300
Income tax expense (benefit)                                                877          640           58       (3,659)         118
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                1,395          753         (552)      (5,963)         182
Discontinued Operations:
     Earnings (loss) from discontinued
       operations before income taxes                                        --         (916)      (1,492)         658        1,829
     Income tax expense (benefit)                                            --            4         (574)         253          726
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations                                 --         (920)        (918)         405        1,103
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                    $  1,395     $   (167)    $ (1,470)    $ (5,558)    $  1,285
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share - Basic

Continuing operations                                                  $    .30     $    .16     $   (.12)    $  (1.28)    $    .04

Discontinued operations                                                      --         (.20)        (.20)         .09          .22
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                                             $    .30     $   (.04)    $   (.32)    $  (1.19)    $    .26

-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share - Diluted

Continuing operations                                                  $    .30     $    .16     $   (.12)    $  (1.26)    $    .04

Discontinued operations                                                      --         (.20)        (.20)         .09          .22
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                                             $    .30     $   (.04)    $   (.32)    $  (1.17)    $    .26

-----------------------------------------------------------------------------------------------------------------------------------

                                                                              10

Weighted average number of common shares
     outstanding - Basic                                  4,667,132     4,662,460    4,649,382      4,661,882     4,884,607
                 - Diluted                                4,667,542     4,692,522    4,700,551      4,715,887     4,986,491

----------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (AT FISCAL YEAR END):
Working capital                                             $14,008      $ 14,185     $ 11,368  $      23,700      $ 24,260
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                 51,766        53,457       67,620         77,853        83,373
----------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                       4,753         7,061       16,156         30,859        24,991
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                         34,678        33,383       33,471         34,941        41,386
----------------------------------------------------------------------------------------------------------------------------


(1) Includes the results of operations of the company's subsidiary, Barrier Films Corp. ("Barrier"), from February 11, 1995 until May 15, 1997.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following section presents a discussion and analysis of the Company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that are not historical facts (such as statements in future tense or using terms such as "believe" "expect" or "anticipate") are forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors" in "Results of Operations - Fiscal 1999 Compared to Fiscal 1998".

         In September 1996, the Company announced that it intended to divest its food processing operations. As a consequence, beginning in November 1996, the Company began accounting for the food processing business as a discontinued operation. Information prior to that time has been restated to reflect this change in accounting, unless specifically indicated otherwise. The food processing operation was sold in May 1998.

RESULTS OF OPERATIONS

         The following table shows, for the fiscal years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                                              11

YEAR ENDED MAY 31,                                                     Percentage of Net Sales

                                                         1999                   1998            1997

Net sales                                                100.0%                 100.0%          100.0%
Cost of goods sold                                        80.9                   81.5            84.9
                                                        -----------------------------------------------
Gross profit                                              19.1                   18.5            15.1
Selling, general and
   administrative expenses                                15.7                   15.6            13.7
                                                         ----------------------------------------------
Operating profit (loss)                                    3.4                    2.9             1.4
Other income (expense):
   Interest expense                                        (.9)                  (2.9)           (3.9)
   Interest and other income                                .9                    2.1             1.0
   Gain on sale of subsidiary                               --                     --              .8
                                                        -----------------------------------------------

Earnings (loss) from continuing operations
   before income taxes                                     3.4                    2.1             (.7)
Income tax expense                                         1.3                    1.0              .1
                                                        -----------------------------------------------
Earnings (loss) from continuing operations                 2.1                    1.1             (.8)
                                                        -----------------------------------------------
Discontinued operations:
   Earnings (loss) from discontinued
   operations before income taxes                           --                   (1.4)           (2.1)
   Income tax expense (benefit)                             --                     --             (.8)
                                                        -----------------------------------------------
Earnings (loss) from discontinued operations                --                   (1.4)           (1.3)
                                                        -----------------------------------------------

Net earnings (loss)                                        2.1%                  (0.3)%          (2.0)%
                                                        -----------------------------------------------

FISCAL 1999 COMPARED TO FISCAL 1998

            The Company's net sales from continuing operations were $67.1 million for fiscal 1999, up slightly from fiscal 1998 sales of $67.0 million. The Graphics business segment had a net increase in sales of $5.7 million, the Label segment and Packaging segments had net decreases of $1.0 million and $4.6 million, respectively. In the Graphics segment, the Company had gains of $1.0 million in contract packaging, $6.7 million in direct mail business and $1.2 million in collateral management markets; the Company had decreases of $7.0 million in sales in packaging and $1.8 million in specialty printing markets. Approximately $4.3 million of the decrease in the Packaging segment was in the snack food markets and approximately $0.4 million of the decrease was in the produce markets. The acquisition made in the commercial print market did not have a substantial impact on fiscal 1999 operations because the transaction closed during the fourth quarter of the Company's fiscal year.

           Gross profit as a percentage of net sales improved to 19.1% in fiscal 1999 from 18.5% in fiscal 1998. Gross profit increased $0.4 million from 1998 to $12.8 million. This improvement is primarily the result of the Company's continued efforts to increase sales with relatively less material costs as a percentage of sales. These increases were in the contract packaging and direct mail businesses. The Company also benefited from its continuing program to more efficiently use materials and personnel. Surplus equipment that had previously been used for the sports and collectible picture card market were put to alternative use or were sold. Inventory writeoffs were approximately $250,000 in fiscal 1999 and $500,000 in fiscal 1998. Management is continuing its programs to further reduce inventory to desired levels and does not currently believe that additional material costs will be incurred on the reductions. However, actual results are dependent on the ability of the Company to find buyers for slower moving materials or to use materials in the normal course of business.

           Selling, general and administrative expenses increased slightly in fiscal 1999 and represent 15.7% of net sales as compared to 15.6% in fiscal 1998. In fiscal 1999, the Company had increases of $80,000 in wages, $100,000 in health and medical insurance costs, $150,000 in broker commission expense, and $260,000 in other administrative expenses, of which the majority of the increase represented recruiting and contract labor expense. In fiscal 1999, bad debt expense decreased $450,000 and depreciation decreased $100,000 from fiscal year 1998.

             Interest expense decreased $1.3 million from 1998 due to the decrease in total debt. Interest expense as a percent of net sales decreased to 0.9% in fiscal 1999 versus 2.9% in fiscal 1998

         Other income decreased $800,000 from 1998 to 0.9% of sales in fiscal 1999 as compared to 2.1% of sales in fiscal 1998. The $600,000 of other income in fiscal 1999 is primarily composed of interest income from notes receivable of approximately $450,000 and recycling revenue of approximately $180,000. Fiscal 1998 other income included $1.2 million of gain on the sales of fixed assets including the land, building and equipment related to fulfillment operations previously located in Oshkosh, Wisconsin.

         Fiscal 1999 pretax earnings from continuing operations of $2.3 million represent a $900,000 increase from the fiscal 1998 level of $1.4 million. Pretax earnings from continuing operations was 3.4% of net sales in fiscal 1999 as compared to 2.1% of net sales in fiscal 1998. In fiscal 1999, the Company recorded a tax provision of $877,000 or 1.3% of net sales as compared to the fiscal 1998 tax provision of $640,000 or 1.0% of net sales.

         Outlook Foods, accounted for as a discontinued operation, was sold as of May 1, 1998 and did not affect 1999 results. In fiscal 1998, a loss of approximately $860,000 was realized as a result of this sale transaction. Up to May 1, 1998 the Foods operations generated $15.5 million of sales and $60,000 of pretax loss. Discontinued operations resulted in an approximately $900,000 net loss in fiscal 1998.

         In summary, fiscal 1999 yielded net earnings of $0.30 per share, all earnings from continuing operations. Fiscal 1998 yielded a net loss of $0.04 per share, comprised of earnings from continuing operations of $0.16 per share, and a net loss from discontinued operations of $0.20 per share.

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

         Gross profit as a percentage of net sales improved to 18.5% in fiscal 1998 from 15.1% in fiscal 1997. Gross profit increased $1.5 million over 1997 to $12.4 million. This improvement resulted from more efficient utilization of material and personnel reductions. Reduced material costs resulted from continuing programs developed to more effectively utilize material and reduce scrap. In addition, sales with relatively less material costs increased as a percentage of sales. Surplus equipment that had previously been utilized primarily for the sports and collectible picture card market were put to alternative use or were sold. Inventory write-offs were approximately $500,000 in both fiscal 1998 and fiscal 1997. Management has developed a program to further reduce inventory to desired levels and does not currently believe that additional material costs will be incurred on the disposition. However, actual results will be determined by the ability to attract buyers or use materials in the normal course of business.

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

         GENERAL FACTORS

         Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers. During fiscal 1999, sales to America Online, Inc. (AOL) were 13% of the Company's total net sales. Sales to AOL in fiscal 1998 were 1% of total net sales from continuing operations and in fiscal 1997 were 0% of total net sales from continuing operations. Also, during fiscal 1999, sales to Kimberly-Clark Corporation (KC) were 12% of the Company's total net sales from continuing operations for the period; sales to KC were 9% and 7% of the Company's total net sales from continuing operations in fiscal 1998 and 1997, respectively. During fiscal 1999, sales to Kraft Foods, Inc. (and affiliates) ("Kraft") accounted for approximately 6% of the Company's total net sales from continuing operations for the period; sales to Kraft were 10% and 14% of the Company's total net sales from continuing operations in fiscal 1998 and 1997, respectively. This decrease in sales to Kraft is attributable to a decrease in promotion and premium activity on the part of Kraft; in addition, the Company sold much of its fulfillment business during fiscal 1998 and had no fulfillment sales to Kraft during fiscal 1999. Sales to Kraft represent sales to several Kraft divisions and subsidiaries. The Company performs various services on behalf of these clients, such as, printing, production of labels and contract packaging. Changes in the Company's project mix and timing of projects make predictability of the Company's future results very difficult. In particular, sales to AOL depend upon the timing of AOL marketing initiatives which can change frequently and vary significantly from period to period. Additional changes in the Company's project mix and customer base could affect future sales volume and profitability.

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

LIQUIDITY AND CAPITAL RESOURCES

         As shown on the Consolidated Statements of Cash Flows, fiscal 1999 cash provided from operating activities was $6.4 million as compared to $9.2 million in fiscal 1998. The Company's cash position was reduced by $6.0 million used for acquiring property plant and equipment, purchasing businesses, and giving a loan to an officer for the purchase of stock. In addition, the Company used cash to pay down an additional $1.7 million of long-term debt.

         In addition to cash generated as a result of improved operations, the Company's operating cash benefited by a $2.1 million reduction in accounts and notes receivable, a $900,000 reduction in inventory, and a $200,000 reduction in other assets. The Company's operating cash was reduced by a $1.5 million reduction of accounts payable and a $600,000 reduction in accrued liabilities. With respect to the reduction of accounts payable, approximately $1.6 million related to receivables collected by the Company on behalf of the buyer of Outlook Foods and other post-closing purchase price adjustments in fiscal 1998. During fiscal 1999 the Company provided $0.4 million for additional reserves and write-downs of receivables and inventory as compared to $1.2 million in fiscal 1998. The Company continues to monitor its inventory requirements and the credit worthiness of its customers. Management continues its program to reduce inventory to desired levels. At May 31, 1999, 21% of the company's accounts receivable balance relates to one customer, AOL. As of August 9, 1999 substantially all of this balance had been paid.

         Cash from investing activities represents expenditures for additional property, plant and equipment and the purchase of business from Precision Sheeting and Kostner Graphics.

         Net cash used in financing activities was $1.3 million, of which approximately $1.7 million represents the Company's net reduction of debt. The balance represents an increase in a book balance cash overdraft. The Company was able to reduce its debt as a result of cash available from improved management of operations and working capital.

         The Company holds Notes Receivable from the Purchasers of its Barrier operations that total approximately $2.4 million. The Company is currently in litigation to collect those amounts, and the other party is making claims against the Company, including the termination of the note. See Item 3-Litigation. The Company is also in the process of litigation to collect another note that totals approximately $0.7 million. A failure of the Company to collect these amounts, or amounts due under other notes or accounts receivable, in excess of reserves, would adversely affect the Company's Balance Sheet and results of operations.

         The Company maintains a credit facility with a bank, but has no outstanding balances on the revolver. The facility provides for a maximum revolving credit commitment of $15.0 million less $4.8 million used for standby letters of credit. Interest on the debt outstanding during the year varied with the Company's selection to have the debt be based upon margins over the bank determined preference or a LIBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. As a result of its improved cash position, the Company renegotiated its line of credit facility in May, 1999 and obtained less costly loan fees and other improved terms and conditions.

         The Company anticipates capital expenditures of approximately $2.75 million in fiscal 2000, excluding any acquisition opportunities which may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities.

         In July, 1999 the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock in the open market. No timeframe was set for completion of this program. As of August 9, 1999 the Company had repurchased 43,700 shares for approximately $176,000.

         The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in the transactions discussed above during recent fiscal years, and may result in additional transactions during fiscal 2000 and beyond.

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

         During the fourth quarter, the Company upgraded its existing production and financial reporting systems. In addition, the Company tested additional equipment for compliance, met with certain key customers and suppliers to discuss potential issues, and continued to monitor whether contingency plans are needed. Software upgrades were installed in mid-March and the systems were tested during the fourth quarter.

         Based on the current status of the Company's compliance efforts, the costs associated with identified Year 2000 compliance issues are not expected to have a material effect on the results of operations or on the financial condition of the Company. The Company has worked with its software vendors to upgrade to software versions that are Year 2000 compliant. In addition, the Company has reviewed, or is in process of reviewing, equipment that uses computerized controls or imbedded processors, to help assure that such equipment will function properly in the Year 2000 and beyond. The Company has not, to date, identified deficiencies which it believes cannot be corrected or which will have a material effect, either financially or operationally, on the Company. The Company believes that the upgrades will allow it to address Year 2000 related issues of these systems on a timely basis; however, successful implementation is subject to future events, including third party performance of these agreements. To the extent it believes appropriate, the Company has had such discussions as believed appropriate with suppliers of this equipment and has confirmed Year 2000 compliance with key suppliers and customers.

         Given its present understanding of potential Year 2000 problems, the Company believes that if compliance is not achieved, the largest problem the Company might experience is a delay in obtaining production and financial reporting information. Since computer software vendors have not indicated potential problems and the Company has not experienced Year 2000 with the software upgrades already implemented, the Company has not yet developed specific contingency plans, but will do so later in calendar 1999 if circumstances would require. The Company has tested the upgrades during the fourth quarter and nothing has come to the Company's attention to indicate the upgrades will not be compliant. In the event that any automated production equipment cannot be upgraded to achieve Year 2000 compliance, the internal clocks on the equipment will be set back to the year 1980. The equipment will function properly, but utilization reports would have an incorrect date.

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


RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 established standards for accounting for derivatives and hedging activities. The effective application date of this standard has been deferred by the release of FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." FAS 137 defers application of FAS 133 to the Company's 2001 fiscal year. At this time, the Company does not have any derivatives or hedging activities that would be affected by FAS 133.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The following discussion about the Company's risk management activities may include forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those discussed.

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

         The Company does not believe there has been any material changes in the reported market risks faced by the Company since the end of its last fiscal year, May 31, 1998.

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

         PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about October 21, 1999 ("1999 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.      EXECUTIVE COMPENSATION.

         Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 1999 Annual Meeting Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Annual Meeting Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this item is incorporated by reference to "Certain Transactions" in the 1999 Annual Meeting Proxy Statement.


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

      (b)      REPORTS ON FORM 8-K:

               None filed during the fourth quarter of fiscal 1999.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report:


                                                                                                  PAGE NUMBER

         Report of Independent Certified Public Accountants.............................              19

         Consolidated Balance Sheets as of May 31, 1999 and 1998........................              20

         Consolidated Statements of Operations for the years ended May 31, 1999, 1998
                  and 1997 .............................................................              21

         Consolidated Statements of Shareholders' Equity for the years ended
                  May 31, 1999, 1998 and 1997...........................................              22

         Consolidated Statements of Cash Flows for the years ended May 31, 1999,
                  1998 and 1997.........................................................              23

         Notes to Consolidated Financial Statements.....................................              24


         The following financial statement schedule of the Company, and the accountants' report thereon, appear on the indicated pages in this Form 10-K Annual Report:


                                                                                              PAGE NUMBER IN 10-K
                                                                                              -------------------
         Report of Independent Certified Public Accountants on
                  Financial Statement Schedule..........................................             35

         Schedule II -- Valuation and Qualifying Accounts...............................             36

[PRICEWATERHOUSECOOPERS LETTERHEAD]                                           19

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
 Outlook Group Corp. and Subsidiaries
Neenah, Wisconsin


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Outlook Group Corp. and subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
June 30, 1999, except for the information presented in footnote G for which the date is August 3, 1999

                                              OUTLOOK GROUP CORP.
                                          Consolidated Balance Sheets
                                                                                          May 31,
                                                                           -------------------------------------
                                ASSETS                                           1999                 1998
                                                                                 ----                 ----
======================================================================
                                                                           ( in thousands except share and
                                                                                 per share amounts)
 Current Assets
    Cash and cash equivalents                                                  $ 1,940              $ 2,825
     Accounts receivable, less allowance for                                    10,713               11,427
        doubtful accounts of $771, and $1,575, respectively
    Notes receivable-current portion                                             2,805                1,726
    Inventories                                                                  4,899                5,707
    Deferred income taxes                                                          203                  406
    Income taxes refundable                                                        876                  901
    Other                                                                          738                  433
                                                                               -------              -------
        Total current assets                                                    22,174               23,425
  Notes receivable-long term, less allowance for
      doubtful accounts of $477 in both years                                    1,633                3,042
  Property, plant, and equipment
      Land                                                                         589                  589
      Building and improvements                                                 11,290               11,132
      Machinery and equipment                                                   40,973               36,739
                                                                               -------              -------
                                                                                52,852               48,460
    Less: accumulated depreciation                                             (26,488)             (23,293)
                                                                               -------              -------
                                                                                26,364               25,167
  Other assets                                                                   1,596                1,823
                                                                               -------              -------
        Total assets                                                           $51,767              $53,457
                                                                               =======              =======
                 LIABILITIES AND SHAREHOLDERS' EQUITY
======================================================================
 Current Liabilities
    Current maturities of long-term debt                                       $ 2,308              $ 1,658
    Accounts payable                                                             3,222                4,703
    Book overdraft                                                                 337                    -
    Accrued liabilities:
         Salaries and wages                                                      1,509                1,472
         Other                                                                     790                1,407
                                                                               -------              -------
            Total current liabilities                                            8,166                9,240
  Long-term debt, less current maturities                                        4,753                7,061
  Deferred income taxes                                                          4,170                3,773
  Shareholders' equity
    Cumulative preferred stock, $.01 par value - authorized
      1,000,000 shares; none issued                                                  -                    -
    Common stock, $.01 par value - authorized 15,000,000 shares;
      5,117,132 shares issued and outstanding in both years                         51                   51
    Additional paid-in capital                                                  18,494               18,494
    Retained earnings                                                           20,682               19,287
    Officer loans                                                                 (100)                   -
                                                                               -------              -------
                                                                                39,127               37,832
    Less 450,000 shares of treasury stock at cost, both years                   (4,449)              (4,449)

                                                                               -------              -------
      Total shareholders' equity                                                34,678               33,383
                                                                               -------              -------
      Total liabilities and shareholders' equity                               $51,767              $53,457
                                                                               =======              =======

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED MAY 31,
                                                          -----------------------------------------------
                                                                1999             1998             1997
                                                           (IN THOUSANDS EXCEPT SHARE AND PER SHARE
                                                                           AMOUNTS)
Net sales                                                  $   67,086       $   66,951        $   72,054
Cost of goods sold                                             54,242           54,545            61,168
                                                           ----------       ----------        ----------
    Gross profit                                               12,844           12,406            10,886
 Selling, general, and
 administrative expenses                                       10,554           10,454             9,904
                                                           ----------       ----------        ----------
   Operating profit                                             2,290            1,952               982
Other income (expense):
Interest expense                                                 (627)          (1,968)           (2,778)
Gain on sale of subsidiary                                          -                -               556
Interest and other income                                         609            1,409               746
                                                           ----------       ----------        ----------
Earnings (loss) from
   continuing operations before
   income taxes                                                 2,272            1,393              (494)
Income tax expense                                                877              640                58
                                                           ----------       ----------        ----------
     Earnings (loss) from continuing operations                 1,395              753              (552)
Discontinued Operations:
 Loss from
    discontinued operations before
    income taxes                                                    -              (57)           (1,492)
 Loss on sale of
    discontinued operations before
    income taxes                                                    -             (859)                -
 Income tax expense (benefit)                                       -                4              (574)
                                                           ----------       ----------        ----------
 Loss from
   discontinued operations                                         -              (920)             (918)
                                                           ----------       ----------        ----------
     Net earnings (loss)                                   $    1,395       $     (167)       $   (1,470)
                                                           ==========       ==========        ==========
 Net earnings (loss) per share - Basic:
     Continuing                                            $     0.30       $     0.16        $    (0.12)
     Discontinued                                                   -            (0.20)            (0.20)
                                                           ----------       ----------        ----------
         Total                                             $     0.30       $    (0.04)       $    (0.32)
                                                           ==========       ==========        ==========
Net earnings (loss) per share - Diluted:
     Continuing                                            $     0.30       $     0.16        $    (0.12)
     Discontinued                                                   -            (0.20)            (0.20)
                                                           ----------       ----------        ----------
         Total                                             $     0.30       $    (0.04)       $    (0.32)
                                                           ==========       ==========        ==========
 Weighted average number of shares outstanding
     Basic                                                  4,667,132        4,662,460         4,649,382
                                                           ==========       ==========        ==========
     Diluted                                                4,667,542        4,692,522         4,700,551
                                                           ==========       ==========        ==========

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        YEARS ENDED MAY 31
                                  ------------------------------------------------------------------------------------------------

                                           COMMON STOCK       ADDITIONAL                            TREASURY STOCK
                                       ----------------------  PAID-IN    RETAINED  OFFICER     -----------------------
                                         SHARES      AMOUNT    CAPITAL    EARNINGS   LOAN       SHARES       AMOUNT        TOTAL
                                       ---------------------------------------------------------------------------------------------
                                                         (IN THOUSANDS EXCEPT SHARE AMOUNTED)
Balance at June 1, 1996                 5,099,382    $   51   $  18,415   $  20,924  $    -      450,000    $  (4,449)    $  34,941
   Net loss for 1997                           -        -           -        (1,470)      -         -             -          (1,470)
                                        ---------    -------  ---------   ---------  --------    -------    ---------     ---------
Balance at May 31, 1997                 5,099,382        51      18,415      19,454       -      450,000       (4,449)       33,471
  Exercise of employee stock options       17,750       -            79         -         -          -            -              79
  Net loss for 1998                           -         -           -          (167)      -          -            -           1,395
                                        ---------    -------  ---------   ---------  --------    -------    ---------     ---------
Balance at May 31, 1998                 5,117,132        51      18,494      19,287       -      450,000       (4,449)       33,383
  Net earnings for 1999                       -         -           -         1,395       -          -            -           1,395
  Officer loan                                -         -           -           -        (100)       -            -            (100)
                                        ---------    -------  ---------   ---------  --------    -------    ---------     ---------
Balance at May 31, 1999                 5,117,132    $   51   $  18,494   $  20,682  $   (100)   450,000    $  (4,449)    $  34,678
                                        =========    =======  =========   =========  ========    =======    =========     =========

The accompanying notes are an integral part of these financial statements.

                                                                              23
                               OUTLOOK GROUP CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Years Ended May 31,
                                                                       --------------------------------------------------------
                                                                         1999                   1998                   1997
                                                                         ----                   ----                   ----
                                                                                           (in thousands)
Cash flows from operating activities:
Net earnings (loss)                                                    $  1,395               $   (167)               $ (1,470)
      Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                                       3,910                  4,850                   5,952
      Provision for doubtful accounts                                      (804)                   929                     639
      (Gain) loss on sale of assets                                          93                 (1,339)                   (407)
      (Gain) loss on sale of subsidiaries                                     -                    859                    (556)
      Gain on sale of facility                                                -                   (583)                      -
      Deferred income taxes                                                 600                    754                     321
 Change in assets and liabilities, net of effects of acquisitions and disposals of businesses:
      Accounts and notes receivable                                       2,146                   (764)                    991
      Inventories                                                           922                  1,227                   1,048
      Income taxes refundable                                                25                   (176)                  1,239
      Accounts payable                                                   (1,481)                 2,010                     575
      Accrued liabilities                                                  (580)                 1,296                    (420)
      Other                                                                 162                    261                    (966)
                                                                       --------               --------                --------
         Net cash provided by operating activities                        6,388                  9,157                   6,946
                                                                       --------               --------                --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                        (3,397)                (1,157)                 (4,275)
     Proceeds from sale of assets                                            37                  2,348                   2,604
     Purchase of businesses                                              (2,492)                (1,155)                      -
     Proceeds from sale of subsidiaries                                       -                  5,618                   2,888
     Proceeds from sale of facility                                           -                  3,650                       -
     Loan to officer                                                       (100)                     -                       -
                                                                       --------               --------                --------
        Net cash provided by (used in) investing activities              (5,952)                 9,304                   1,217
                                                                       --------               --------                --------
Cash flows from financing activities:
     Increase (decrease) in revolving credit borrowings                       -                 (3,416)                 (7,084)
     Increase (decrease) in book overdraft                                  337                 (1,605)                  1,605
     Proceeds from long-term borrowings                                       -                      -                   4,870
     Payments on long-term borrowings                                    (1,658)               (10,694)                 (7,347)
     Exercise of stock options                                                -                     79                       -
     Debt financing costs                                                     -                      -                    (505)
                                                                       --------               --------                --------
        Net cash used in financing activities                            (1,321)               (15,636)                 (8,461)
                                                                       --------               --------                --------
Net increase (decrease) in cash                                            (885)                 2,825                    (298)
Cash and cash equivalents at beginning of year                            2,825                      -                     298
                                                                       --------               --------                --------
Cash and cash equivalents at end of year                               $  1,940               $  2,825                $      -
                                                                       ========               ========                ========

The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  SUMMARY OF ACCOUNTING POLICIES

     The following is a summary of Outlook Group Corp. and its wholly owned subsidiaries ("Company") significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Estimates

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

Principles of Consolidation

     The consolidated financial statements include all the accounts of Outlook Group Corp. and its wholly owned subsidiaries: Outlook Label Systems, Inc. ("Outlook Label"); Outlook Foods, Inc. ("Outlook Foods") - see Note L; and Outlook Packaging, Inc. ("Packaging").

     All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Revenue Recognition

     Revenue is recognized primarily when services have been completed and the product has been shipped.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less at time of purchase.

Accounts and Notes Receivable

     As of May 31, 1999 and 1998, 31% and 20%, respectively, of the accounts receivable balance relates to three customers.

    Notes receivable at May 31, 1999 and 1998 were $4,438,000 and $4,768,000 respectively. The amounts recorded are net of reserves for potential uncollectibility of $477,000 in both years. The carrying value of these notes approximates fair value as they are interest bearing at rates which approximate market.

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

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings and improvements                           10-40 years
         Machinery and equipment                               5-10 years

     Depreciation expense was $3,825,000, $4,784,000, and $5,598,000 for the years ended May 31, 1999, 1998 and 1997 respectively. Significant additions or improvements extending the useful lives of assets are capitalized. Repairs and maintenance are charged to earnings as incurred. Upon retirement or disposal of assets, the applicable costs and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" during fiscal 1998. Applying the criteria established by FAS 121, the Company determined that certain assets were impaired and recorded a reserve of $150,000 and $100,000 in 1999 and 1998 respectively.

Intangible Assets

     Intangible assets are included within Other assets and include goodwill, which represents costs in excess of net assets of businesses acquired, loan costs, and capital lease placement fees. These intangibles are being amortized over periods ranging from 4 years to 25 years, using the straight-line method. The Company continually reviews goodwill and other intangibles to assess recoverability from estimated future results of operations and cash flows at the aggregate business unit level.

Stock Based Compensation

     Statement of Financial Accounting Standards No. 123 ("FAS 123"). "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost is measured as the excess, if any of the quoted market price of the Company's stock at the date of grant over the exercise price.

Income Taxes

    Deferred tax assets, net of any applicable valuation allowance, and deferred tax liabilities are established for the future tax effects of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes, as measured by applying current tax laws.

Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share", in 1998. FAS 128 established new standards for computing and presenting earnings per share. The earnings per share computations for prior periods have been restated to conform with the provisions of FAS 128.

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


                                                              1999              1998             1997
                                                              ---------         ---------        ---------
Basic EPS                                                     4,667,132         4,662,460        4,649,382
Effect of Dilutive Securities -
   Stock Options                                                    410            30,062           51,169
                                                              ---------         ---------        ---------
Diluted EPS                                                   4,667,542         4,692,522        4,700,551

Reclassifications

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation.

Recently Issued Accounting Standards

     During 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 established standards for accounting for derivatives and hedging activities. The effective application date of this standard has been deferred by the release of FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." FAS 137 defers application of FAS 133 to the Company's 2001 fiscal year. At this time, the Company does not have any derivatives or hedging activities that would be affected by FAS 133.




Note B - Inventories

     Inventories consist of the following at May 31:

                                                       1999               1998
                                                       -----------------------
                                                             (in thousands)
Raw materials                                          $2,305           $2,202
Work-in-process                                         1,107            1,160
Finished goods                                          1,487            2,345
                                                        -----           ------
     Total                                             $4,899           $5,707
                                                        =====            =====

Note C - Long-Term Debt

      Long-term debt consists of the following at May 31:

                                                                      1999           1998
                                                                  ------------   ------------
                                                                        (in thousands)
Terms note payable due in quarterly principal installments
ranging from September 16, 1999 through September 16, 2000,
plus interest at a weighted average interest rate (8.25% at
May 31, 1999)                                                     $     2,261    $    3,519


Industrial development bond, due in annual principal
installments of $400,000 from February 1, 2000 through
August 1, 2004, plus interest at a floating rate determined
by a remarking agent (3.45% at May 31, 1999)                            4,000         4,000


Industrial development bond, due in annual principal
installments of $400,000 through September 1, 2000, plus
interest at a floating rate determined by a remarking
agent (3.60% at May 31, 1999)                                             800         1,200
                                                                  -----------    ----------
                                                                        7,061         8,719
Less current maturities                                                 2,308         1,658
                                                                  -----------    ----------
                                                                  $     4,753    $    7,061
                                                                  ===========    ==========

      At May 31, 1999, future maturities of long-term as follows:


                                                     (in thousands)
                                                2000  $       2,308
                                                2001          1,553
                                                2002            800
                                                2003            800
                                                2004            800
                                          Thereafter            800
                                                      -------------
                                               Total  $       7,061
                                                      =============


    On May 12,1999 the Company entered into an Amended and Restated Loan and Security Agreement (the "Agreement") with its bank, which provided revised credit facilities. Under the Agreement, the lender provides a $15,000,000 credit facility comprised of a revolving line of credit commitment (the "Revolver") and Letters of Credit. Borrowings under the revolver bear interest, at the Company's option, at a bank determined reference rate or an IBOR based rate. At May 31, 1999 the Company had no borrowings under the Revolver and had outstanding letters of credit in the amount of $4,876,000 in support of outstanding industrial revenue bonds.

    Substantially all of the Company's assets have been pledged as collateral on the various debt agreements. The creditors party to the term notes and revolving credit arrangements have a priority security interest over the remaining creditors. The term notes, revolving credit agreements, and industrial development bond obligations are subject to the terms of certain agreements which contain provisions setting forth, among other things, fixed charges restrictions, net worth and debt-to-equity requirements, and restrictions on property and equipment additions, loans, investments, other borrowings, and acquisitions and redemption's of the Company's stock or the issuance of stock except for cash. Additionally, the Company may not pay cash dividends without the prior consent of certain of its lenders. The carrying amounts of the Company's long-term debt approximates its fair value based on rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

  Note D - Employee Benefit Plans

       The Company offers a 401(k) savings plan for all employees that meet certain eligibility requirements. Employee contributions to the plan are made through payroll deductions. In addition, the Company matches 40-50% of the first 6% of each employee's contribution. Employer matching contributions under the 401(k) plan for the years ended May 31, 1999, 1998, and 1997 were $184,000, $259,000, and $238,000, respectively.

       The company is not obligated to provide any post-retirement medical or life insurance benefits or any post-employment benefits to its employees.

  Note E - Income Taxes

       The provision (benefit) for income taxes from continuing operations consist of the following:

                                                             1999             1998              1997
                                                             ----             ----              ----
                                                                          (in thousands)
  Current:
     Federal                                                 $138             $201              $(539)
     State                                                    129              138                (31)
                                                             ----             ----              -----
                                                              267              339               (570)
                                                             ----             ----              -----
  Deferred:
     Federal                                                  501              499                371
     State                                                    109             (198)               257
                                                             ----             ----              -----
                                                              610              301                628
                                                             ----             ----              -----
                                                             $877             $640              $  58
                                                             ----             ----              -----

     The reconciliation of income tax from continuing operations computed at the statutory federal income tax rate to the Company's effective income tax rate, expressed as a percentage of pre-tax earnings (loss), is as follows:

                                                             1999             1998              1997
                                                             ----             ----              ----
Statutory federal income tax rate                            34.0%            34.0%             (34.0)%
State income taxes, net                                       6.9              6.6                3.6
Increase (decrease) in valuation allowance                     --            (14.9)              41.9
Provision for estimated additional income tax                  --             20.2                --
Other                                                        (2.3)              --                 .2
                                                             -----            ----              -----
                                                             38.6%            45.9%              11.7%
                                                             -----            ----              =====

                                                                              29
     The components of the net deferred income tax liability as of May 31, 1999 and 1998 were as follows:


                                                                      1999               1998
                                                                      -----------------------
                                                                           (in thousands)
Deferred tax assets:
   Employee benefits                                                  $  184           $  247
   Inventory                                                             120              263
   Accounts receivable                                                  (130)             790
   Tax carryforwards                                                     554            1,274
   Other                                                                  39              193
                                                                      ------           ------
                                                                         767            2,767
                                                                      ------           ------

Deferred tax liabilities:
   Property plant and equipment                                        4,600            4,962
   Barrier installment sale                                              132              218
   Other                                                                   3              854
                                                                      ------           ------
                                                                       4,734            6,134
                                                                      ------           ------
Net deferred income tax liability                                     $3,967           $3,367
                                                                      ------           ------

     As of May 31, 1999 the Company had $70,000 of alternative minimum tax credit carryforwards which are available to reduce future regular federal income tax liabilities. The Company has certain loss and tax credit carryforwards for state income tax purposes which, net of related federal income taxes, approximate $484,000. Those state carryforwards expire in varying amounts through 2013.

     During 1998 the Company reversed a $207,000 valuation allowance previously recorded against certain state carryforwards. The Company reassessed its ability to recover these amounts in the future.

Note F - Stock Options

     In 1990, the shareholders approved the 1990 Stock Option Plan (the "1990 Plan") which provides for the granting of stocks as an incentive to officers and certain key salaried employees. The 1990 Plan provides for the issuance of up to 200,000 shares of common stock at an exercise price which may not be less than the market price of the common stock on the date of the grant. Options granted prior to 1996 became exercisable six months after the date of grant. Options granted during 1996 and 1997 became exercisable one year after the date of grant. Options granted during 1999 became exercisable six months after grant. In addition, during fiscal 1997, the company granted its non-employee directors stock options for a total of 18,000 shares apart from the 1990 Plan.

     Transactions under the 1990 Plan, and non-1990 Plan option grants to non-employee directors, during the years ended May 31, 1999, 1998, and 1997 are summarized as follows:


                                                           1999                          1998                        1997
                                                 ------------------------      -----------------------      ----------------------
                                                                Weighted                     Weighted                    Weighted
                                                                 Average                      Average                     Average
                                                                Exercise                     Exercise                    Exercise
                                                   Shares        Price           Shares       Price           Shares      Price
                                                 -----------  -----------      ----------  -----------      ----------  ----------

Options outstanding, beginning of year              133,000   $      6.01         150,750  $      5.16          87,500  $     5.02
Granted                                              86,500          3,94            -             -            82,750        5.00
Exercised                                               -             -           (17,750)        4.44            -            -
Expired                                             (58,500)         4.47            -             -           (19,500)       4.45
                                                 ----------   -----------      ----------  -----------      ----------  ----------
Options outstanding, end of year                    161,000   $      4.46         133,000  $      6.01         150,750  $     5.16
                                                 ----------   -----------      ----------  -----------      ----------  ----------

       The outstanding stock options at May 31, 1999 have a range of exercise prices between $3.94 and $5.75 per share, a weighted average contractual life of approximately 5 years, and a maximum term of 5 years from the date of grant. At May 31, 1999, 161,000 options are exercisable at a weighted average exercise price of $4.46. The weighted average fair value at date of grant for options granted during 1999 and 1997 was $1.22 and $1.48, respectively. The fair value of options, at date of grant, for options granted in 1999 and 1997, was estimated using the Black-Scholes option pricing model with the following assumptions:



                                      1999            1997
Expected life (years)                 2               2
Risk-free interest rate               4.73%           6.08%
Expected volatility                   50.0%           62.4%
Expected dividend yield               --              --

       The Company applies Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the statement of operations. Had compensation cost been determined under an alternative method suggested by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect on the 1999, 1998 and 1997 net earnings
(loss) would have been $(95,000), ($29,000), and $(78,000), respectively. The pro forma effect on the 1999, 1998, and 1997 earnings (loss) per share would have been $(.02), ($(.02) diluted), $(.01) ($.01) diluted), and $(.02) ($.02)
diluted), respectively.

Note G - Commitments and Contingencies

         The Company has a number of operating lease agreements primarily involving manufacturing equipment and warehouse space. These leases are non-cancelable and expire on various dates through 2004.


         The following is a schedule, by fiscal year, of the rental payments due under non-cancelable operating leases, as of May 31, 1999


          (in thousands)

      2000 $            2,271
      2001              2,326
      2002              2,234
      2003                856
      2004              1,454
Thereafter                -
           ------------------
  Total    $            9,141
           ==================

       Rent expense for the years ended May 31, 1999, 1998 and 1997 was $2,318,000, $2,517,000, and $2,838,000 respectively.


       The Company has been named as a defendant in an action captioned Barrier Films Ltd.--New York ["Barrier-NY"] versus Outlook Group, Inc., and Joseph Baksha, filed in the Supreme Court of the State of New York (Suffolk County), Index No. 99-08965, on April 29, 1999. The Company removed the case to the U.S. District Court for the Eastern District of New York, Civil No. 99-CV-3057 (LDW), on June 1, 1999.

       This suit alleges various causes of action which arise out of the acquisition of Barrier Films Corporation ("BFC") by Barrier-NY from the Company in May 1997. Barrier's complaint, as amended, has multiple counts, with overlapping claims that can be summarized as: (a) various allegations and causes of action arising from the alleged failure of the Company to comply with closing obligations relating to consents by former BFC officers under their employment agreements; (b) alleged tortuous interference with Barrier-NY's customer relationship with a customer of BFC prior to the transaction; (c) various claims that the Company failed to comply with its obligations under a related Rebate and Supply Agreement; (d) allegations that the Company either misappropriated or disclosed

                                                                              31
certain confidential BFC information, and (e) a request for a judgment declaring the 1997 promissory note executed by Barrier-NY in the BFC acquisition unenforceable, null and void. Because the complaint presents overlapping claims, and requests multiple awards of damages for the same underlying facts, determining the actual amount at issue is uncertain; however, all of the claims made total $27.65 million, plus elimination of the note, plus requests for costs and punitive damages, without any attempt to adjust the claims for multiple requests resulting from overlapping causes of action.

       In August 1999, the Company answered the claim denying liability and filed a counterclaim for more than $2.6 million, plus costs and other damages, as a result of Barrier-NY's failure to make payments due the Company under the 1997 promissory note and under the Purchase and Sale Agreement in connection with the sale of BFC. At the present time, the litigation is at a very early stage. No discovery yet has been taken. However, the Company believes that Barrier-NY's claims are without merit, and intends to defend the matter, and to pursue its counterclaim, vigorously and aggressively.

       Because of the early stages of this claim and counterclaim, the ultimate resolution of this matter cannot be determined; as such, the Company has not recorded any provision for this issue at May 31, 1999. In the event of an unanticipated adverse final judgement in this claim, the Company's consolidated financial position and results of operations could be materially affected.

Note H - Operating Segments and Major Customers

       The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1999 which changes the way the Company reports information about its operating segments. The information for 1997 and 1998 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

       The Company has three reportable segments that are strategic business units that offer different products and services. These business units are:
Outlook Graphics, Outlook Label Systems, and Outlook Packaging. Outlook Graphics produces custom printed products on a wide range of media including newsprint, coated paper, and heavy board, including paperboard packaging. Outlook Graphics also provides finishing services, promotional contract packaging, direct mailing, and distribution services. Outlook Label Systems manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, continuous forms, cartons, and sweepstakes and specialty game pieces. Flexographic printing and laminating of flexible packaging films is handled by the Outlook Packaging business unit.

       The accounting policies of the reportable segments are the same as those described in Note A, Summary of Accounting Policies. The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units.

       Summarized financial information for the years ended May 31, 1999, 1998 and 1997 are as follows:

                                                                              32

                                                     Label
                                     Graphics        Systems       Packaging     All other       Total
                                  ----------------------------  --------------------------- --------------

Continuing Operations
1999

Net sales                              $ 37,519      $ 14,578       $ 15,546        $ (557)      $ 67,086
Depreciation and amortization             1,961           917          1,003            29          3,910
Interest income                             439             -              5             -            444
Interest expense                            309            73            228            17            627
Income tax expense (benefit)              1,030           505           (643)          (15)           877
Net earnings (loss)                       1,698           890         (1,140)          (53)         1,395

Total assets                           $ 31,154       $ 7,516       $ 13,097           $ -       $ 51,767
                                  ============== =============  ============= ============= ==============

1998

Net sales                              $ 31,923      $ 15,624       $ 20,242        $ (838)      $ 66,951
Depreciation and amortization             2,214         1,017          1,020            29          4,280
Interest income                             389             -             26             -            415
Interest expense                            581           345          1,042             -          1,968
Income tax expense (benefit)                (44)          331            326            27            640
Net earnings (loss)                      (1,134)        1,681           (597)          803            753

Total assets                           $ 31,404       $ 8,221       $ 13,832           $ -       $ 53,457
                                  ============== =============  ============= ============= ==============

1997

Net sales                              $ 32,943      $ 13,653       $ 20,445       $ 5,013       $ 72,054
Depreciation and amortization             2,542         1,109          1,017           337          5,005
Interest income                             218             -              -             -            218
Interest expense                            739           422          1,280           337          2,778
Income tax expense (benefit)                  2           104            (48)            -             58
Net earnings (loss)                         848           628         (1,314)         (714)          (552)

Total assets                           $ 34,960       $ 8,345       $ 16,085       $ 7,870       $ 67,260
                                  ============== =============  ============= ============= ==============


       During the years ended May 31, 1999, 1998, and 1997, the Company had sales to certain customers that accounted for more than 10% of the Company's net sales from continuing operations, as follows:


                                  1999        1998        1997
                          -------------------------------------

Kraft Foods, Inc.                   6%         10%         14%
America Online, Inc.               13%          1%          0%
Kimberly Clark                     12%          9%          7%



Note I - Supplemental Cash Flow Information

       In 1998 the Company sold its wholly owned subsidiary, Outlook Foods, and accepted a $1,500,000 note in partial consideration for the sale.


       Cash paid during the year:



                         1999        1998        1997
                      ------------------------------------
                                (in thousands)
Interest                    $ 691     $ 1,805     $ 2,571
Income taxes                $ 242     $   505     $    76



Note J - Acquisitions and Dispositions

       In November 1997, the Company acquired selected operations of General Converting, another flexible packaging company. In February 1999, the Company acquired, from the same company that had owned the assets of General Converting, specified additional business of Plicon Corporation. The purchase price paid for these assets is subject to a post closing adjustment based on the results of revenues generated from these assets for up to a period ended February 11, 2000. The Company has not recorded a liability at May 31, 1999 relating to this adjustment. In October 1998, the Company acquired selected assets of Precision Paper Converters, Inc.; the acquired assets and operation have been integrated into Outlook Graphics. In March 1999, the Company acquired certain assets of Kostner Graphics which the Company has integrated into its Outlook Graphics operations. The excess of the cost over the estimated fair values of the assets acquired during the year ended May 31, 1999 are being amortized over a 10 year life. The total purchase in fiscal 1999 and 1998 were $2.5 million and $1.2 million respective. Goodwill recorded for the fiscal year 1999 and 1998 were $325,000 and $635,000 respectively.


Note K - Fourth Quarter Results

          Fourth quarter write-offs related to receivables and inventories decreased the fiscal 1999 fourth quarter earnings before income tax by approximately $335,000.


Note L - Discontinued Operations

       During the second quarter of fiscal 1997, the Company adopted a formal plan to dispose of Outlook Foods, located in Oconomowoc, Wisconsin. Outlook Foods is a food processing operations, involved primarily in dry-blended food processing and packaging. On May 1, 1998, Foods was sold to lake Country Foods. Lake Country

                                                                              34
Foods incurred an operating loss of $60,000 through the date of disposal. Net sales generated from Outlook Foods were $15,460,000, and $16,804,000 for the years ended May 31, 1998 and 1997, respectively. Sales to Nestle Beverage Company accounted for 48%, and 67% of Outlook Foods' net sales for the years ended May 31, 1998 and 1997, respectively.












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

     Oversight of management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee which consists solely of outside directors. The committee meets periodically with financial management to ensure that it is meeting it responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The independent accountants have free access to meet with the Audit Committee without management's presence.

[PRICEWATERHOUSECOOPERS LETTERHEAD]


       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders
  Outlook Group Corp. and Subsidiaries
Neenah, Wisconsin

Our audits of the consolidated financial statements referred to in our report dated June 30, 1999, except for the information presented in footnote G for which the date is August 3, 1999 (which report and consolidated financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
June 30, 1999

                                                                              36
                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                       ADDITIONS
                                         BALANCE       CHARGED TO
                                        BEGINNING      COSTS AND                       BALANCE
                                         OF YEAR        EXPENSES      DEDUCTIONS     END OF YEAR
                                       ----------------------------------------------------------

Year Ended May 31, 1999
Allowance for doubtful accounts              1,575           276            1,080    $      771

Year Ended May 31, 1998
Allowance for doubtful accounts              1,124         1,009              558         1,575

Year Ended May 31, 1997
Allowance for doubtful accounts                896           639              411         1,124

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


OUTLOOK GROUP CORP.


By /s/ Richard C. Fischer                                   August 30, 1999
   -------------------------------------------------
      Richard C. Fischer, Chairman


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


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF AUGUST 30, 1999.


     SIGNATURE AND TITLE                       SIGNATURE AND TITLE
     -------------------                       -------------------


        /s/ Richard C. Fischer                 /s/ Jeffry H. Collier
----------------------------------       ---------------------------------------
  Richard C. Fischer, Chairman, Chief                Jeffry H. Collier, Director
 Executive Officer and Director
      (principal executive officer)

         /s/ Paul M. Drewek                     /s/ James L. Dillon
--------------------------------------------------------------------------------
           Paul M. Drewek                            James L. Dillon, Director
    Chief Financial Officer
 (principal financial and accounting officer)

         /s/ Joseph J. Baksha                         /s/ Pat Richter
--------------------------------------------------------------------------------
   Joseph J. Baksha, President and Chief Operating         Pat Richter, Director
                Officer; Director


         /s/ Harold J. Bergman                 /s/ A. John Wiley, Jr.
--------------------------------------------------------------------------------
     Harold J. Bergman, Director                    A. John Wiley, Jr., Director

                               OUTLOOK GROUP CORP.
                                 (THE "COMPANY")

                                  EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 1999


                                                                       INCORPORATED HEREIN                FILED
EXHIBIT NO.                       EXHIBIT                                BY REFERENCE TO                 HEREWITH
-----------                       -------                                ---------------                 --------

3(i)               Restated Articles of Incorporation of the           Exhibit 3(i) to the
                   Company (effective August 3, 1990), as amended      Company's Annual Report
                   through November 1, 1994                            on Form 10-K for the fiscal
                                                                       year ended May 31, 1995
                                                                       ("1995 10-K")

3(ii)              Restated Bylaws of the Company (as adopted on       Exhibit 3(ii) to the
                   August 19, 1998)                                    Company's Annual Report on
                                                                       Form 10-K for the fiscal
                                                                       year ended May 31, 1998
                                                                       ("1998 10-K")

4.1                Articles III, IV and VI of the Restated Articles    Contained in Exhibit 3.1
                   of Incorporation of the Company                     hereto

4.2(a)             Amended and Restated Note Purchase Agreement        Exhibit 4.1 to the Company's
                   dated November 5, 1996 between the Company and      Quarterly Report on Form
                   State of Wisconsin Investment Board*                10-Q for the quarter ended
                                                                       November 29, 1996 ("11/96
                                                                       10-Q")

4.2(b)             Waiver and Amendment thereto dated August 21,       Exhibit 4.2 (b) to the
                   1997                                                Company's Annual Report
                                                                       on Form 10-K for the fiscal
                                                                       year ended May 31, 1997
                                                                       ("1997 10-K")

4.3(a)             Loan and Security Agreement dated November 5,       Exhibit 4.2 to 11/96 10-Q
                   1996 among the Company and its subsidiaries
                   and Bank America Business Credit, Inc.*
                   (superseded)


4.3(b)             Amended and Restated Loan and Security                                                 X
                   Agreement dated May 12, 1999 among the Company
                   and its subsidiaries and Bank of
                   America National Trust and Savings Association*

4.4(a)             Reimbursement Agreement dated August 1, 1994        Exhibit 4.4(a) to the
                   between Outlook Packaging, Inc. ("Packaging")       Company's Annual Report on
                   and Firstar Bank, relating to $4,000,000 City of    Form 10-K for the fiscal


                                                                              39

                                                                       INCORPORATED                 FILED
EXHIBIT                       EXHIBIT                                     HEREIN                    HERE
-------                       -------                                 BY REFERENCE TO               WITH
 NO.                                                                  ---------------               ----
----
                   Oak Creek Industrial Revenue Bonds*                year ended May 31, 1994
                                                                      ("1994 10-K")

4.4(b)             Related Corporate Guarantee Agreement dated        Exhibit 4.4(b) to the 1994
                   August 1, 1994 by the Company*                     10-K

4.5                Loan Agreement dated as of September 1, 1990 by    Exhibit 4.6 to the Company's
                   and between City of Neenah, Wisconsin and Olympic  Registration Statement on
                   Label Systems, Inc. (n/k/a Outlook Label Systems,  Form S-1 (No. 33-36641), as
                   Inc.) ("Outlook Label"), relating to $4,000,000    amended by Amendment No. 1
                   Industrial Development Revenue Bonds               thereto ("S-1")

10.1               1990 Stock Option Plan**                           Exhibit 10.1 to S-1

10.2(a)            Employment Agreement dated as of June 1, 1997      Exhibit 10.10 to 1997 10-K
                   between the Company and Joseph J. Baksha**

10.2(b)            Term Note dated July 22, 1998 of Mr. Baksha to     Exhibit 10.3(b) to 1998 10-K
                   the Company, as contemplated by the Employment
                   Agreement**

10.3(a)            Lease Agreement dated November 7, 1990 between     Exhibit 10.10(b) to S-1
                   the Company and a joint venture relating to the
                   lease of City of Neenah property*

10.3(b)            Lease Amendment #1 thereto dated March 31, 1992    Exhibit 10.7(b)(ii) to the
                                                                      Company's Annual Report on
                                                                      Form 10-K for the fiscal
                                                                      year ended May 31, 1992
                                                                      ("1992 10-K")

10.4               401(k) Savings Plan (as amended and restated       Exhibit 10.11 to S-1
                   effective as of January 1, 1989) including the
                   Defined Contribution Regional Prototype Plan and
                   Trust Document and the Adoption Agreement
                   thereto**

10.5               Master Lease Agreement dated March 13, 1997        Exhibit 10.6 to 1997 10-K
                   between the Company and General Electric
                   Corporation*



10.6               Letter of Credit Agreements No. One and No. Two    Exhibit 10.7 to 1997 10-K
                   dated March 13, 1997 between Outlook Group Corp.
                   and General Electric Corporation

10.7               Form of the Company's Non-Qualified Stock Option   Exhibit 10.15 to Amendment
                   Agreement (for non-employee directors)             No. 1 to 1997 10-K

10.8               Purchase and Sale Agreement dated as of April      Exhibit 2.1 to the



                                                                              40

                                                                       INCORPORATED                 FILED
EXHIBIT                       EXHIBIT                                     HEREIN                    HERE
-------                       -------                                 BY REFERENCE TO               WITH
 NO.                                                                  ---------------               ----
----


                   30, 1998 among Outlook Foods, Inc., the            Company's Current Report
                   Company, Lake Country Foods, Inc. and Lake         on Form 8-K dated May 5,
                   Country Properties, LLC*                           1998

21.1               List of subsidiaries of the Company                                                     X

23.1               Consent of PricewaterhouseCoopers LLP                                                   X

24.1               Powers of Attorney                                                                Signature Page
                                                                                                     to this Report


27                 Financial Data Schedule                                                                 X
------------------

* Excluding exhibits and/or schedules which are identified in the document. The Company agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request.
**       Designates compensatory plans and agreements for executive officers.