Form 10-Q
period 1999-08-28
OUTLOOK GROUP CORP
filed 1999-10-12
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended August 28, 1999
                                                ---------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from              to
                                          ------------    ------------

                        Commission File Number 000-18815

                               OUTLOOK GROUP CORP.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1278569
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                               1180 American Drive
                           Neenah, Wisconsin  54956
       ------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                (920) 722-2333
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

               4,555,885 shares of common stock, $.01 par value,
                      were outstanding at October 1, 1999.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES


                                     INDEX





                                                                                      Page
                                                                                     Number
                                                                                     ------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                                            1

                  Condensed Consolidated Balance Sheets                                  2
                    As of August 28, 1999 and May 31, 1999 (Unaudited)

                  Condensed Consolidated Statements of Operations                        3
                    For the three months ended August 28, 1999
                    and August 28, 1998 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows                        4
                    For the three months ended August 28, 1999 and
                    August 28, 1998 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements                   5
                    (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition                     7
                    and Results of Operations

Item 3.  Quantitative and Qualification Disclosure About Market Risk                     10




PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K                                               11

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

     The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Form 10-K. The May 31, 1999 Condensed Consolidated Balance Sheet Data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           AUGUST 28,              MAY 31,
     ASSETS                                                  1999                   1999
-------------------------------------------------------------------------------------------
CURRENT ASSETS

CASH AND CASH EQUIVALENTS                                   $   3,209            $    1,940
ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR                         9,108                10,713
DOUBTFUL ACCOUNTS OF $1,010 AND $771, RESPECTIVELY
NOTES RECEIVABLE-CURRENT PORTION                                2,679                 2,805
INVENTORIES                                                     5,333                 4,899
DEFERRED INCOME TAXES                                             203                   203
INCOME TAXES REFUNDABLE                                           692                   876
OTHER                                                             889                   738
                                                            ---------            ----------
TOTAL CURRENT ASSETS                                           22,113                22,174

NOTES RECEIVABLE-LONG TERM, LESS ALLOWANCE FOR                  1,595                 1,633
DOUBTFUL ACCOUNTS OF $477 IN BOTH YEARS

PROPERTY, PLANT, AND EQUIPMENT
   LAND                                                           589                   589
   BUILDING AND IMPROVEMENTS                                   11,297                11,290
   MACHINERY AND EQUIPMENT                                     41,269                40,973
                                                            ---------            ----------
                                                               53,155                52,852
LESS: ACCUMULATED DEPRECIATION                                (27,395)              (26,488)
                                                            ---------            ----------

                                                               25,760                26,364
OTHER ASSETS                                                    1,683                 1,596
                                                            ---------            ----------
TOTAL ASSETS                                                $  51,151            $   51,767
                                                            =========            ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
CURRENT LIABILITIES

CURRENT MATURITIES OF LONG-TERM DEBT                        $   2,733            $    2,308
ACCOUNTS PAYABLE                                                2,929                 3,222
BOOK OVERDRAFT                                                    -                     337
ACCRUED LIABILITIES:
   SALARIES AND WAGES                                           1,687                 1,509
   OTHER                                                          811                   790
                                                            ---------            ----------
TOTAL CURRENT LIABILITIES                                       8,160                 8,166
LONG-TERM DEBT, LESS CURRENT MATURITIES                         3,969                 4,753
DEFERRED INCOME TAXES                                           4,170                 4,170

SHAREHOLDERS' EQUITY
CUMULATIVE PREFERRED STOCK                                        -                     -
COMMON STOCK (5,117,132 SHARES IN BOTH YEARS)                      51                    51
ADDITIONAL PAID-IN CAPITAL                                     18,494                18,494
RETAINED EARNINGS                                              21,035                20,682
TREASURY STOCK (493,700 AND 450,000 SHARES, RESPECTIVELY)      (4,628)               (4,449)
OFFICER LOANS                                                    (100)                 (100)
                                                            ---------            ----------
TOTAL SHAREHOLDERS' EQUITY                                     34,852                34,678
                                                            ---------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  51,151            $   51,767
                                                            =========            ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     THREE MONTH PERIOD ENDED
                                                          AUGUST 28, 1999              AUGUST 28, 1998
                                                          ---------------              ---------------

 NET SALES                                             $               16,043                       $ 16,981

  COST OF GOODS SOLD                                                   12,655                         14,051
                                                      ------------------------    ---------------------------

    GROSS PROFIT                                                        3,388                          2,930

 SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES                                                2,854                          2,572
                                                      ------------------------    ---------------------------

   OPERATING PROFIT                                                       534                            358

OTHER INCOME (EXPENSE):

 INTEREST EXPENSE                                                        (106)                          (120)
 INTEREST AND OTHER INCOME                                                139                            153
                                                      ------------------------    ---------------------------
   EARNINGS FROM OPERATIONS
   BEFORE INCOME TAXES                                                    567                            391

INCOME TAX EXPENSE                                                        214                            154
                                                      ------------------------    ---------------------------

     NET EARNINGS                                      $                  353      $                     237
                                                      ========================    ===========================

 NET EARNINGS PER COMMON SHARE - BASIC                 $                 0.08      $                    0.05

NET EARNINGS PER COMMON SHARE - DILUTED                $                 0.08      $                    0.05

 WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING - BASIC                               4,650,300                      4,667,132
                                                      ========================    ===========================

 WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING - DILUTED                             4,650,300                      4,667,132
                                                      ========================    ===========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTH PERIOD ENDED
                                                          AUGUST 28, 1999                 AUGUST 28, 1998
                                                          ---------------                 ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  NET EARNINGS                                          $                 353        $                      237

  ADJUSTMENTS TO RECONCILE NET EARNINGS TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:

     DEPRECIATION AND AMORTIZATION                                        976                               995
     LOSS ON SALE OF ASSETS                                                14                                 -
    CHANGE IN ASSETS AND LIABILITIES:
        ACCOUNTS AND NOTES RECEIVABLE                                   1,769                             1,776
        INVENTORIES                                                      (434)                              (49)
        OTHER                                                            (267)                              231
        ACCOUNTS PAYABLE                                                 (293)                           (1,942)
        ACCRUED LIABILITIES                                               199                               (95)
        INCOME TAXES REFUNDABLE                                           184                               133
                                                      -----------------------       ---------------------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                    2,501                             1,286

CASH FLOWS FROM INVESTING ACTIVITIES:

   PROCEEDS FROM SALE OF ASSETS                                            21                                 -
   ACQUISITION OF  PROPERTY, PLANT, AND EQUIPMENT                        (378)                             (877)
   LOAN TO OFFICER                                                          -                              (100)

                                                      -----------------------       ---------------------------
          NET CASH USED IN INVESTING ACTIVITIES                          (357)                             (977)

CASH FLOWS FROM FINANCING ACTIVITIES:

   DECREASE IN BOOK OVERDRAFT                                            (337)                                -
   PAYMENTS ON LONG-TERM BORROWINGS                                      (359)                             (183)
   PURCHASE OF TREASURY STOCK                                            (179)                                -
                                                      -----------------------       ---------------------------

         NET CASH USED IN FINANCING ACTIVITIES                           (875)                             (183)

NET INCREASE IN CASH                                                    1,269                               126

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,940                             2,825
                                                      -----------------------       ---------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $                3,209        $                    2,951
                                                      =======================       ===========================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 August 28, 1999




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

                                                                                   Quarter Ended
                                                                               August 28,        August 28,
                                                                                  1999              1998
                                                                             -------------     -------------

  Weighted average shares outstanding - Basic . . . . .                        4,650,300         4,667,132
  Effect of dilutive securities - stock options . . . .                               --                --
                                                                             -------------     -------------
  Weighted average shares outstanding - Dilutive. . . .                        4,650,300         4,667,132
                                                                             =============     =============


2.       Inventories:

         Inventories consist of the following (in thousands):

                                                                        August 28, 1999       May 31, 1999
                                                                        ---------------       ------------

                  Raw materials                                              $   2,402          $   2,305
                  Work in process                                                1,234              1,107
                  Finished goods                                                 1,697              1,487
                                                                             ----------         ----------
                                                                             $   5,333          $   4,899
                                                                             ==========         ==========

3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense for the quarters ended August 28, 1999 and August 28, 1998, is based on the anticipated income tax rate for the entire fiscal year.

4.       Loan to Officer:

         In July, 1998 the Company executed a $100,000 loan to the President and Chief Operating Officer of the Company. The term of the loan is five years at an interest rate of 8% per annum.


5.       Debt:

         As of August 28, 1999 the Company had not drawn any funds that were available for working capital under terms of the revolving credit agreement.

6.       Accounting Periods:

         The Company has elected to adopt 13 week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

7.       Segment Reporting:

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

         Summarized financial information for the three month periods ending August 28, 1999, and 1998 are as follows:


                                                       LABEL
AUGUST 28, 1999                         GRAPHICS      SYSTEMS       PACKAGING     ALL OTHER        TOTAL
                                        --------      -------       ---------     ---------        -----


Net sales                               $ 9,119       $ 3,594       $  3,401      $    (71)      $ 16,043
Net earnings (loss)                         527           183           (261)          (96)           353

Total assets                             36,452         7,763         13,375        (6,439)        51,151

                                                       LABEL
AUGUST 28, 1999                         GRAPHICS      SYSTEMS       PACKAGING     ALL OTHER        TOTAL
                                        --------      -------       ---------     ---------        -----


Net sales                               $ 9,474       $ 3,287        $ 4,274         $ (54)      $ 16,981
Net earnings (loss)                         438             2           (203)            -            237

Total assets                             36,477         7,500         14,093        (6,707)        51,363


8.       Commitments and Contingencies



         The Company is a defendant in litigation filed by Barrier Films Ltd.-New York ("Barrier-NY"). This litigation, which was reported in the Company's May 31, 1999 financial statements, alleges various causes of action generally arising out of the acquisition of Barrier Films Corporation from the Company by Barrier-NY. Because the complaint presents overlapping claims, and requests multiple awards of damages or cancellations of obligations for the same underlying facts, determining the actual amount at issue is uncertain. However, all of the claims made total approximately $28 million, plus elimination of payments under Barrier-NY's promissory note to the Company, plus requests for costs and punitive damages, without any attempt to adjust the claims for multiple requests resulting from overlapping causes of action.


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

         Because of the early stages of this claim and counterclaim, the ultimate resolution of this matter cannot be determined. In the event of an unanticipated adverse final judgement in this claim, the Company's consolidated financial position and results of operations could be materially affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the first quarter of fiscal 2000 and 1999, and its financial condition at August 28, 1999. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."


Results of Operations

In the first quarter of fiscal 2000, net sales were $16.0 million as compared to $17.0 million for the same period in the prior year for a net decrease of approximately 6%. The graphics business segment had a net decrease in sales of approximately $0.4 million, the Label segment had a net increase of approximately $0.3 million, and the Packaging segment had a net decrease of approximately $0.9 million in sales. In the Graphics segment, the Company had decreases of approximately $1.8 million in the print and specialty print markets and $0.4 million in the collateral management markets. These decreases within the Graphics segment were offset by increases of approximately $1.1 million in direct mail markets and approximately $0.7 million in contract packaging markets. The changes in the Graphics segment reflect a changing services mix, and in particular a focus on several large mailing related projects in the quarter. Approximately $0.8 million of the decrease in the Packaging segment was in the produce and snack foods markets.

Gross profit margin increased to 21.1% in the current quarter from 17.3% of sales in fiscal 1999. The increase of approximately $0.5 million in gross profit is the result of a more profitable product sales mix resulting from the discontinuation of unprofitable business, the types of business on which the Company focused, and from the Company's efforts to increase manufacturing efficiency and productivity. During the first quarter of fiscal 2000, the Company began a personnel development and process improvement program designed to enhance quality, reduce costs and strengthen the Company's competitive position.

Selling, general, and administrative expenses increased to 17.8% of sales for the quarter as compared to 15.1% in the prior year's quarter. This change reflects increases in the company's sales, marketing, and product development efforts, increases to the reserves for bad debts and additional expenses related to the commencement of new productivity improvement and employee training programs.

As a result of the above, the operating profit percentage increased to 3.3% of sales in the quarter from 2.1% of net sales in fiscal 1999.

Interest expense decreased from $120,000 in fiscal 1999 to $106,000 in the current quarter. The decrease is the result of reduced debt. The Company's average interest rate is below the prime interest rate.

Other income includes earnings on invested cash balances for the quarter, scrap recycling revenues, and interest earned on notes receivable.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings increased to $353,000 or $0.08 per share, compared to $237,000 or $0.05 per share for the same period last year.



Liquidity and Capital Resources

As shown in the Condensed Consolidated Statements of Cash Flows, the ending cash balance increased $1.3 million for the current quarter.

Operating activities provided $2.5 million of increased cash during the quarter. Cash from profitable operations before depreciation generated $1.4 million. Additional cash of $2.0 million was generated from the collection of outstanding accounts receivable and increases in accrued liabilities. These improvements were offset by a $0.4 million increase in inventory, a $.3 million reduction in the company's accounts payable, and a $.2 million increase in other assets.

Investing activities represent the acquisition of $378,000 in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business. Cash generated from operating activities was also used to reduce long-term borrowings by $359,000 and to purchase treasury stock in the amount of $179,000. As of the quarter end, the company was in compliance with all of its loan covenants. In September 1999, an additional 67,547 shares were purchased for $276,101.

As previously reported, the Company holds notes receivable from the purchasers of its former Barrier operations that total approximately $2.4 million. The Company is currently in litigation to collect those amounts; the other party is making claims against the Company, including seeking termination of the note. The Company is also in litigation to collect another note that totals approximately $.7 million. Failure of the Company to collect these amounts, or amounts due under other notes or accounts receivable in excess of reserves would adversely affect the Company's balance sheet and results of operations.

The Company maintains a credit facility with a bank, but has no outstanding balances on the revolver. The facility provides for a maximum revolving credit commitment of $15.0 million less $4.8 million used for standby letters of credit. Interest on the debt outstanding varies with the Company's selection to have the debt be based upon margins over the bank determined preference rate or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart.

The Company anticipates capital expenditures of approximately $2.75 million in fiscal 2000, excluding any acquisition opportunities that may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. In the first quarter of fiscal 2000, the Company made capital expenditures of $378,000.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in various transactions during fiscal 1999, and may result in additional transactions during fiscal 2000 and beyond.

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

During the first quarter of fiscal 2000, the Company tested additional equipment for compliance, met with certain key customers and suppliers to discuss potential issues, continued to monitor whether contingency plans are needed, and developed contingency plans in areas that were considered appropriate.

Based on the current status of the Company's compliance efforts, the costs associated with identified Year 2000 compliance issues are not expected to have a material effect on the results of operations or on the financial condition of the Company. The Company has worked with its software vendors to upgrade to software versions that are Year 2000 compliant and has tested the programs. In addition, the Company has reviewed, or is in process of reviewing, equipment that includes computerized controls or imbedded processors, to help assure that they will function properly in the Year 2000 and beyond. The Company has not, to date, identified deficiencies which it believes cannot be corrected or which will have a material effect, either financially or operationally, on the Company. The Company believes that the upgrades that have been installed will allow it to address Year 2000 related issues on these systems on a timely basis; however, successful implementation is subject to future events, including third party performance of these agreements. To the extent it believes appropriate, the Company has had such discussions as believed appropriate with suppliers of this equipment and has confirmed Year 2000 compliance with key suppliers and customers.

Given its present understanding of potential Year 2000 problems, the Company believes that if compliance is not achieved, the Company believes that the largest problem it might experience is a delay in obtaining production and financial reporting information. Since computer software vendors have not indicated potential problems and the Company has not experienced deficiencies with the software upgrades already implemented, the Company has not yet developed specific contingency plans, but may do so later in calendar 1999 if circumstances would require. The Company has tested the upgrades during recent quarters and nothing has come to the Company's attention to indicate the upgrades will not be compliant. In the event that any automated production equipment cannot be upgraded to achieve Year 2000 compliance, the Company believes that the internal clocks on the equipment can, and will be set back to the year 1980. The Company believes that the equipment then will function properly, but utilization reports would have an incorrect date.

At this time, the Company does not expect that the reasonably foreseeable consequences of Year 2000 Compliance will have a material effect on the Company's business, operations or financial condition. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable. Therefore, there can be no assurance that unforeseen circumstances will not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new customers. During the first quarter of fiscal 2000, approximately 14% of the Company's net sales (all in the Graphics segment) were to America Online. The Company's AOL projects were primarily related to promotional mailings. The timing of these promotional mailings is determined by AOL and the volume of activities can vary significantly from period to period. There is no assurance that the volume of these promotional mailings will continue.

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

As do other companies, the Company has significant accounts receivable or other amounts due from its customers. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken significant write-offs relating to accounts receivable. The failure of the Company's customers to pay in full amounts due to the Company would affect future profitability. Also, see above regarding litigation relating to the collection of certain notes receivable.

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

The Company does not believe there has been any material changes in the reported market risks faced by the Company since the end of its most recent fiscal year, May 31, 1999.

                           PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.

                    (a) Exhibits. See attached Exhibit Index, which is incorporated by reference herein.

                    (b)      Reports on Form 8-K:

                             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OUTLOOK GROUP CORP.
                               -------------------
                                  (Registrant)




                                /s/ Richard C. Fischer
Dated: October 11, 1999
                                ------------------------------------------------
                                Richard C. Fishcer Chairman
                                and Chief Executive Officer



                                /s/ Paul M. Drewek
                                ------------------------------------------------
                                Paul M. Drewek, Chief Financial Officer

                               OUTLOOK GROUP CORP.
                                 (the "Company")

                                  EXHIBIT INDEX
                                       to
              Report on Form 10-Q for Quarter ended August 28, 1999


Exhibit                                                                  Filed
 Number                    Description                                   Herewith / Incorporated by reference
-------------------------------------------------------------------------------------------------------------

 10.1             Outlook Group Corp. 1999 Stock                Incorporated by reference to Exhibit A to
                  Option Plan (subject to shareholder           the Company's 1999 Annual Meeting Proxy
                  approval)                                     Statement ("1999 Proxy Statement")

 10.2             Employment agreement as of June 1, 1999,                        X
                  and approved August 18, 1999, between the
                  Company and Joseph J. Baksha

 10.3             Change in control severance arrangements      Incorporated by reference to the description
                  Between the Company, Jeffry Collier, and      thereof in the 1999 Proxy Statement.
                  Paul Drewek

  27              Financial Data Schedule                                         X