Form 10-Q
period 1999-11-29
OUTLOOK GROUP CORP
filed 2000-01-12
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended November 29, 1999
                                               -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from              to
                                          -------------  -------------

     Commission File Number 000-18815
                            ---------

                               OUTLOOK GROUP CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1278569
-------------------------------                       ---------------------
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

   4,222,018 shares of common stock, $.01 par value, were outstanding at January 3, 2000.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                                      INDEX



                                                                                     Page
                                                                                     Number
                                                                                     ------

PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                         3

            Condensed Consolidated Balance Sheets                                      4
              As of November 29, 1999 and May 31, 1999 (Unaudited)

            Condensed Consolidated Statements of Operations                            5
              For the three months and six months ended November 29, 1999 and November 30, 1998 (Unaudited)

            Condensed Consolidated Statements of Cash Flows                            6
              For the six months ended November 29, 1999 and
              November 30, 1998 (Unaudited)

            Notes to Condensed Consolidated Financial Statements                       7
              (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition                  10
                    and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                    12




PART II.  OTHER INFORMATION
---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders                          13

Item 6.  Exhibits and Reports on Form 8-K                                             13


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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          NOVEMBER 29,                MAY 31,
                              ASSETS                                          1999                      1999
===================================================================       -------------             ------------
 Current Assets

 Cash and cash equivalents                                                     $     57                 $  1,940
 Accounts receivable , less allowance for                                        10,711                   10,713
 doubtful accounts of $1,057 and $771, respectively
 Notes receivable-current portion                                                 2,672                    2,805
 Inventories                                                                      6,136                    4,899
 Deferred income taxes                                                              203                      203
 Income taxes refundable                                                            963                      876
 Other                                                                            1,132                      738
                                                                               --------                  -------

 Total current assets                                                            21,874                   22,174

 Notes receivable-long term, less allowance for                                   1,474                    1,633
 doubtful accounts of $477 in both years

 Property, plant, and equipment
      Land                                                                          543                      589
      Building and improvements                                                  11,372                   11,290
      Machinery and equipment                                                    39,678                   40,973
                                                                               --------                  -------
                                                                                 51,593                   52,852
 Less: accumulated depreciation                                                 (26,591)                 (26,488)
                                                                               --------                  -------

                                                                                 25,002                   26,364
 Other assets                                                                     1,760                    1,596
                                                                               --------                  -------

 Total assets                                                                  $ 50,110                 $ 51,767
                                                                               ========                 ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
===================================================================
 Current Liabilities
 Current maturities of long-term debt                                          $  2,719                 $  2,308
 Accounts payable                                                                 3,743                    3,222
 Book overdraft                                                                       -                      337
 Accrued liabilities:
    Salaries and wages                                                            1,494                    1,509
    Other                                                                           794                      790
                                                                               --------                 --------

 Total current liabilities                                                        8,750                    8,166
 Long-term debt,  less current maturities                                         3,200                    4,753
 Deferred income taxes                                                            4,170                    4,170

 Shareholders' Equity
 Cumulative preferred stock                                                           -                        -
 Common stock (4,269,318 and 5,117,132 shares, respectively)                         51                       51
 Additional paid-in capital                                                      18,494                   18,494
 Retained earnings                                                               21,754                   20,682
 Treasury stock (847,814 and 450,000 shares, respectively)                       (6,209)                  (4,449)
 Officer loans                                                                     (100)                    (100)
                                                                               --------                 --------

 Total shareholders' equity                                                      33,990                   34,678
                                                                               --------                 --------

 Total liabilities and  shareholders' equity                                   $ 50,110                 $ 51,767
                                                                               ========                 ========


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                     THREE MONTH PERIOD ENDED                          SIX MONTH PERIOD ENDED
                                                NOVEMBER 29, 1999  NOVEMBER 30, 1998           NOVEMBER 29, 1999  NOVEMBER 30, 1998
                                                -----------------  -----------------           -----------------  -----------------

 Net sales                                         $    17,959      $    17,798                      $    34,002    $    34,779

  Cost of goods sold                                    14,014           14,132                           26,669         28,183
                                                   -----------      -----------                      -----------    -----------

    Gross profit                                         3,945            3,666                            7,333          6,596

 Selling, general, and
 administrative expenses                                 2,763            2,699                            5,617          5,272
                                                   -----------      -----------                      -----------    -----------

   Operating profit                                      1,182              967                            1,716          1,324

Other income (expense):

 Interest expense                                         (124)            (204)                            (230)          (323)
 Interest and other income                                 139              204                              278            357
                                                   -----------      -----------                      -----------    -----------
   Earnings from operations
   before income taxes                                   1,197              967                            1,764          1,358

Income tax expense                                         478              373                              692            527
                                                   -----------      -----------                      -----------    -----------


     Net earnings                                  $       719      $       594                      $     1,072    $       831
                                                   ===========      ===========                      ===========    ===========

 Net earnings per common share - Basic             $      0.16      $      0.13                      $      0.24    $      0.18

Net earnings per common share - Diluted            $      0.16      $      0.13                      $      0.24    $      0.18

 Weighted average
 number of shares outstanding - Basic                4,443,225        4,667,132                        4,546,777      4,667,132
                                                   ===========      ===========                      ===========    ===========

 Weighted average
 number of shares outstanding - Diluted              4,459,220        4,667,132                        4,553,019      4,667,132
                                                   ===========      ===========                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                             SIX MONTH PERIOD ENDED
                                                               NOVEMBER 29, 1999               NOVEMBER 30, 1998
                                                               -----------------               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                 $           1,072                $            831

  Adjustments to reconcile net earnings to net cash provided by operating activities:

     Depreciation and amortization                                         1,955                           1,984

    Change in assets and liabilities:
        Accounts and notes receivable                                        294                           1,527
        Inventories                                                       (1,237)                           (282)
        Other                                                               (617)                           (165)
        Accounts payable                                                     521                          (2,704)
        Accrued liabilities                                                  (11)                           (291)
        Income taxes refundable                                              (87)                            219
                                                               -----------------               -----------------
           Net cash provided by operating activities                       1,890                           1,119

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets                                              174                               -
   Acquisition of  property, plant, and equipment                           (708)                         (1,733)
   Loan to officer                                                             -                            (100)
                                                               -----------------               -----------------
          Net cash used in investing activities                             (534)                         (1,833)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in book overdraft                                               (337)                              -
   Payments on long-term borrowings                                       (1,142)                           (942)
   Purchase of treasury stock                                             (1,760)                              -
                                                               -----------------               -----------------

         Net cash used in financing activities                            (3,239)                           (942)

Net decrease in cash                                                      (1,883)                         (1,656)

Cash and cash equivalents at beginning of period                           1,940                           2,825
                                                               -----------------               -----------------

Cash and cash equivalents at end of period                     $              57               $           1,169
                                                               =================               =================

The accompanying notes are an integral part of the financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                November 29, 1999



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


                                                          THREE MONTH PERIOD ENDED                  SIX MONTH PERIOD ENDED
                                                 NOVEMBER 29, 1999   NOVEMBER 30, 1998        NOVEMBER 29, 1999    NOVEMBER 30, 1998
                                                 ------------------  ------------------   ---------------------    -----------------
Weighted average shares outstanding - Basic               4,443,225           4,667,132               4,546,777           4,667,132
Effect of dilutive securities - stock options                15,995                   -                   6,242                   -
                                                 ------------------  ------------------    --------------------  ------------------
Weighted average shares outstanding - Dilutive            4,459,220           4,667,132               4,553,019           4,667,132
                                                 ==================  ==================   =====================  ==================



2.       Inventories:

         Inventories consist of the following (in thousands):

                                                                  NOVEMBER 29, 1999             MAY 31, 1999
                                                               -------------------------   -----------------------
          Raw materials                                        $                   3,501   $                 2,305
          Work in process                                                          1,365                     1,107
          Finished goods                                                           1,270                     1,487
                                                               -------------------------   -----------------------
                                                               $                   6,136   $                 4,899
                                                               =========================   =======================




3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense for the quarters ended November 29, 1999 and November 30, 1998 is based on the anticipated income tax rate for the entire fiscal year.

4.       Loan to Officer:

         In July, 1998 the Company executed a $100,000 loan to the President and Chief Operating Officer of the Company. The term of the loan is five years at an interest rate of 8% per annum.


5.       Debt:

         As of November 29, 1999 the Company had no debt outstanding relating to its revolving credit agreement.

6.       Accounting Periods:

         The Company elected to adopt 13 week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

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

         Summarized financial information for the three month and six month periods ending November 29, 1999, and November 30, 1998 are as follows:


INCOME STATEMENT DATA:

                            THREE MONTH PERIOD ENDED                                    SIX MONTH PERIOD ENDED
                               NOVEMBER 29, 1999                                           NOVEMBER 29, 1999

                       NET SALES     NET EARNINGS (LOSS)                           NET SALES    NET EARNINGS (LOSS)
                       ---------     -------------------                           ---------    -------------------
GRAPHICS               $   9,402     $               513     GRAPHICS              $  18,521    $             1,040
LABEL SYSTEMS              4,594                     437     LABEL SYSTEMS             8,188                    620
PACKAGING                  4,075                     (69)    PACKAGING                 7,476                   (330)
ALL OTHER                   (112)                   (162)    ALL OTHER                  (183)                  (258)
                       ---------     -------------------                           ---------    -------------------
     TOTAL             $  17,959     $               719         TOTAL             $  34,002    $             1,072


                            THREE MONTH PERIOD ENDED                                    SIX MONTH PERIOD ENDED
                               NOVEMBER 30, 1998                                           NOVEMBER 30, 1998

                       NET SALES     NET EARNINGS (LOSS)                           NET SALES    NET EARNINGS (LOSS)
                       ---------     -------------------                           ---------    -------------------
GRAPHICS               $   9,392     $               571     GRAPHICS              $  18,866    $             1,009
LABEL SYSTEMS              4,393                     409     LABEL SYSTEMS             7,680                    411
PACKAGING                  4,225                    (314)    PACKAGING                 8,499                   (517)
ALL OTHER                   (212)                    (72)    ALL OTHER                  (266)                   (72)
                       ---------     -------------------                           ---------    -------------------
     TOTAL             $  17,798     $               594         TOTAL             $  34,779    $               831

BALANCE SHEET DATA:

                                      NOVEMBER 29, 1999                                            MAY 31, 1999

                                        TOTAL ASSETS                                               TOTAL ASSETS
                                     -------------------                                        -------------------
GRAPHICS                             $            28,064     GRAPHICS                           $            30,312
LABEL SYSTEMS                                      8,282     LABEL SYSTEMS                                    8,032
PACKAGING                                         13,764     PACKAGING                                       13,423
                                     -------------------                                        -------------------
     TOTAL                           $            50,110      TOTAL                             $            51,767

8.       Commitments and Contingencies

         The Company is a defendant in litigation filed by Barrier films Ltd.-New York ("Barrier-NY"). This litigation, which was reported in the Company's May 31, 1999 financial statements, alleges various causes of action generally arising out of the acquisition of Barrier Films Corporation from the Company by Barrier-NY. Because the complaint presents overlapping claims, and requests multiple awards of damages of cancellations of obligations for the same underlying facts, determining the actual amount at issue is uncertain. However, all of the claims made total approximately $28 million, plus elimination of payments under Barrier-NY's promissory note to the Company, plus requests for costs and punitive damages, without any attempt to adjust the claims for multiple requests resulting from overlapping causes of action.

         In August 1999, the Company answered the claims denying liability and filed a counterclaim for more than $2.6 million, plus costs and other damages. The claim is a result of Barrier-NY's failure to make payments due the Company under the 1997 promissory note and under the Purchase and Sale Agreement in connection with the sale of BFC. At the present time, the litigation is at a very early state. However, the Company believes that Barrier-NY's claims are without merit, and intends to defend the matter, and to pursue its counterclaim, vigorously and aggressively.

         Because of the early stages of this claim and counterclaims, the ultimate resolution of this matter cannot be determined. In the event of an unanticipated adverse final judgement in this claim, the Company's consolidated financial position and results of operations could be materially affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the second quarters, and first six months, of fiscal 2000 and 1999, and its financial condition at November 29, 1999. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."


Results of Operations

In the second quarter of fiscal 2000, net sales were $18.0 million as compared to $17.8 million for the same period in the prior year. For the year to date period, sales were $34.0 million as compared to $34.8 million, a decrease of 2.3% or $0.8 million. For the six-month period, the Label business unit had a net sales increase of $0.5 million, while the Graphics and Packaging business units had net sales decreases of $0.3 million and $1.0 million, respectively. The Graphics business segment had a decrease of approximately $2.8 million in the print and specialty print market. This decrease was offset by increases of approximately $1.1 million in direct mail markets, approximately $.9 million in contract packaging markets, and $0.5 million in the collateral management market. These changes reflect a changing services mix, and in particular a focus on several large mailing related projects in recent periods. The decline in the net sales of the Packaging business unit is the result of increased competition in the produce and snack foods markets.

The Company's gross profit margin increased to 22.0% in the current quarter up from 20.6% in fiscal 1999. Year to date, gross profit margins are 21.6% of sales in fiscal 2000 as compared to 19.0% in fiscal 1999. The increase of approximately $0.7 million in gross profit is the result of a more profitable product sales mix resulting from the discontinuation of unprofitable business, the types of business on which the Company focused, and from the Company's efforts to increase manufacturing efficiency and productivity. During the first quarter of fiscal 2000, the Company began a personnel development and process improvement program designed to enhance quality, reduce costs and strengthen the Company's competitive position. This program continued through the second quarter.

Selling, general, and administrative expenses increased slightly to 15.4% of sales for the quarter as compared to 15.2% in the prior year's quarter. Year to date, selling, general and administrative expenses are 16.5% of sales as compared to 15.2% last year. This increase reflects the company's sales, marketing, and product development efforts, increases to the bad debt reserve, and additional expenses related to the implementation of new productivity improvement and investments in employee training programs.

As a result, the operating profit percentage increased to 6.6% of sales in the current quarter up from 5.4% of net sales in fiscal 1999. Year to date operating profit was 5.0% of sales as compared to 3.8% in fiscal 1999.

Interest expense decreased approximately $80,000 to $124,000 in the current quarter. For the first six months of the current fiscal year, interest expense was $230,000, as compared to $323,000 in the prior fiscal year. The decrease is the result of reduced debt. The Company's average interest rate is below the prime interest rate.

Other income includes earnings on invested cash balances for the quarter, scrap-recycling revenues, and interest earned on note receivables.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings increased to $719,000 or $0.16 per share, compared to $594,000 or $0.13 per share for the comparable period last year. Year to date, earnings from operations increased to $1,072,000 or $.24 per share, compared to $831,000 or $.18 per share last year.

Liquidity and Capital Resources

Operating activities provided $1.9 million of increased cash during the first half of fiscal 2000. Cash from operations before depreciation generated $3.0 million. Additional cash of $0.8 million was generated from the collection of outstanding accounts receivable and increases in accounts payable. These improvements were offset primarily by a $ 1.2 million increase in raw materials inventory, and a $0.6 million increase in other assets. The Company has increased its raw materials inventory by taking advantage of considerable volume discounts allowed by vendors in anticipation of forthcoming price increases.

Investing activities represent the acquisition of $708,000 in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business. Included in this total are laminator upgrades at the Packaging business unit, press upgrades and imaging equipment upgrades at the Label business unit, press and finishing equipment upgrades at the Graphics business unit, and computer software and hardware upgrades at all of the respective business units.

Cash generated from operating activities was used to reduce long-term borrowings by $1.1 million and to purchase treasury stock in the amount of $1.8 million. As of the quarter end, the company was in compliance with all of its loan covenants.

As previously reported, the Company holds notes receivable from the purchasers of its former Barrier operations that total approximately $2.4 million. The Company is currently in litigation to collect those amounts; the other party is making claims against the Company, including seeking termination of the note. The Company is also in litigation to collect another note that totals approximately $0.7 million. Failure of the Company to collect these amounts, or amounts due under other notes or accounts receivable in excess of reserves would adversely affect the Company's balance sheet and results of operations.

The Company maintains a credit facility with a bank, but at quarter end, has no outstanding balances on the revolver. The facility provides for a maximum revolving credit commitment of $15.0 million less $4.8 million used for standby letters of credit. Interest on the debt outstanding varies with the Company's selection to have the debt be based upon margins over the bank determined preference rate or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. Long-term Company indebtedness now consists solely of IRB obligations.

The Company anticipates capital expenditures of approximately $2.75 million in fiscal 2000, excluding any acquisition opportunities that may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. During the first six months of fiscal 2000, the Company made capital expenditures of $708,000.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in various transactions during fiscal 1998 and 1999, and may result in additional transactions during fiscal 2000 and beyond.

Year 2000 Compliance

The Company undertook many actions intended to assure that its computer systems and other equipment were capable of functioning in, and processing for, periods for the Year 2000 and beyond. These actions were generally described in the Company's report 10-Q for the quarter ended August 28, 1999. The Company implemented a program intended to address, on a timely basis, "Year 2000 Compliance" (the need for computer applications and other systems used by the Company to function in and after the Year 2000 and to recognize and properly perform date sensitive functions involving dates after December 31, 1999.)

As of January 11, 2000, the Company has not experienced any material consequences of failure of Year 2000 Compliance, either by the Company, its suppliers, and customers. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new customers. During the first half of fiscal 2000, 40.2% of the Company's net sales were to 5 customers. The largest, approximately 12.7% of those sales, were to the largest customer, America Online (all in the Graphics segment). The Company's AOL projects were primarily related to promotional mailings. The timing of these promotional mailings is determined by AOL and the volume of activities can vary significantly from period to period. There is no assurance that the volume of these promotional mailings will continue in the future. The Company has no knowledge of any impact on Outlook operations regarding AOL's recently announced acquisition of Time Warner.

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

As do other companies, the Company has significant accounts receivable or other amounts due from its customers or other parties. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken significant write-offs relating to accounts receivable. The failure of the Company's customers to pay in full amounts due to the Company would affect future profitability. Also, see above regarding litigation relating to the collection of certain notes receivable.

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

                           PART II - OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders

         (a), (c) At the Company's annual meeting of shareholders on October 21, 1999, the two continuing directors who were management's nominees for re-election were elected to the Outlook Group Board of Directors. The directors were re-elected with the following votes:


                                                                         Authority for
         Director's Name            Votes "For"                          Voting Withheld
         ---------------            -----------                          ---------------
         Harold J. Bergman           4,180,653                              102,750
         Richard C. Fischer          3,889,298                              394,105


                    In addition, at the meeting, shareholders approved the Outlook Group Corp. 1999 Stock Option Plan. The vote on that Plan was as follows:


                           For:             2,369,086
                           Against:           780,754
                           Abstain/
                             No vote:       1,133,563

          (b) Joseph Baksha, Jeffry Collier, James Dillon, Pat Richter and John Wiley continue as Company directors whose terms expire in 2000 or 2001.



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


                               OUTLOOK GROUP CORP.
                               -------------------
                                 (Registrant)




Dated: January 11, 2000                      /s/ Richard C. Fischer
                        --------------------------------------------------------
                        Richard C. Fischer, Chairman and Chief Executive Officer



                                               /s/ Paul M. Drewek
                        --------------------------------------------------------
                        Paul M.Drewek, Chief Financial Officer

                               OUTLOOK GROUP CORP.
                                 (the "Company")

                                  EXHIBIT INDEX
                                       to
             Report on Form 10-Q for Quarter ended November 29, 1999


Exhibit                                     Filed
 Number          Description                Herewith / Incorporated by reference
--------------------------------------------------------------------------------


  27       Financial Data Schedule          X