Form 10-Q
period 2000-02-26
OUTLOOK GROUP CORP
filed 2000-04-11
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended February 26, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from           to
                                          ---------     -----------

      Commission File Number 000-18815
                             ---------

                               OUTLOOK GROUP CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1278569
--------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                               1180 American Drive
                           Neenah, Wisconsin  54956
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                (920) 722-2333
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

3,980,195 shares of common stock, $.01 par value, were outstanding at April 7, 2000.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----


                                                                                                    Page
                                                                                                   Number
                                                                                                   ------

PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                                       1

                  Condensed Consolidated Balance Sheets                                              2
                    As of February 26, 2000 and May 31, 1999 (Unaudited)

                  Condensed Consolidated Statements of Operations                                    3
                    For the three months and nine months ended February 26, 2000 and
                    February 26, 1999 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows                                    4
                    For the nine months ended February 26, 2000 and
                    February 26, 1999 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements                               5
                    (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition                                 8
                    and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                  10


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                          11

Item 6.  Exhibits and Reports on Form 8-K                                                           11

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

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       February 26,               May 31,
                              ASSETS                                       2000                     1999
=================================================================  ---------------------    ---------------------
 Current Assets
 Cash and cash equivalents                                            $             611      $             1,940
 Accounts receivable , less allowance for                                        11,411                   10,713
 doubtful accounts of $1,299 and $771, respectively
 Notes receivable-current portion                                                 2,640                    2,805
 Inventories                                                                      6,760                    4,899
 Deferred income taxes                                                              203                      203
 Income taxes refundable                                                          1,168                      876
 Other                                                                            1,093                      738
                                                                   ---------------------    ---------------------

 Total current assets                                                            23,886                   22,174

 Notes receivable-long term, less allowance for                                   1,354                    1,633
 doubtful accounts of $477 in both years

 Property, plant, and equipment
      Land                                                                          543                      589
      Building and improvements                                                  11,372                   11,290
      Machinery and equipment                                                    38,401                   40,973
                                                                   ---------------------    ---------------------
                                                                                 50,316                   52,852
 Less: accumulated depreciation                                                 (26,235)                 (26,488)
                                                                   ---------------------    ---------------------

                                                                                 24,081                   26,364
 Other assets                                                                     1,491                    1,596
                                                                   ---------------------    ---------------------

 Total assets                                                         $          50,812      $            51,767
                                                                   =====================    =====================



        LIABILITIES AND SHAREHOLDERS' EQUITY
=================================================================
 Current Liabilities

 Current maturities of long-term debt                                 $           3,836      $             2,308
 Accounts payable                                                                 3,774                    3,222
 Book overdraft                                                                       -                      337
 Accrued liabilities:
    Salaries and wages                                                            2,013                    1,509
    Other                                                                           810                      790
                                                                   ---------------------    ---------------------

 Total current liabilities                                                       10,433                    8,166
 Long-term debt,  less current maturities                                         2,800                    4,753
 Deferred income taxes                                                            4,170                    4,170

 Shareholders' Equity
 Cumulative preferred stock                                                           -                        -
 Common stock (4,075,295 and 5,117,132 shares, respectively)                         51                       51
 Additional paid-in capital                                                      18,494                   18,494
 Retained earnings                                                               22,058                   20,682
 Treasury stock (1,041,837 and 450,000 shares, respectively)                     (7,094)                  (4,449)
 Officer loans                                                                     (100)                    (100)
                                                                   ---------------------    ---------------------

 Total shareholders' equity                                                      33,409                   34,678
                                                                   ---------------------    ---------------------

 Total liabilities and  shareholders' equity                          $          50,812      $            51,767
                                                                   =====================    =====================

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                            Three-Month Period Ended                 Nine-Month Period Ended
                                                     February 26, 2000    February 26, 1999    February 26, 2000  February 26, 1999
                                                     -----------------    -----------------    -----------------  -----------------
 Net sales                                            $      17,784        $      14,871         $      51,786     $      49,651

 Cost of goods sold                                          14,299               12,646                40,968            40,830
                                                      --------------       --------------       ---------------    --------------
   Gross profit                                               3,485                2,225                10,818             8,821

Selling, general, and
administrative  expenses                                      2,916                2,200                 8,533             7,472
                                                      --------------       --------------       ---------------    --------------
   Operating profit                                             569                   25                 2,285             1,349

Other income (expense):

Interest expense                                               (189)                (143)                 (419)             (466)
Interest and other income                                       113                  172                   391               529
   Earnings from operations                           --------------       --------------
   before income taxes                                          493                   54                 2,257             1,412

Income tax expense                                              190                   21                   882               548
                                                      --------------       --------------


   Net earnings                                       $         303        $          33         $       1,375     $         864
                                                      ==============       ==============       ===============    ==============

Net earnings per common share - Basic                 $        0.07        $        0.01         $        0.31     $        0.19

Net earnings per common share - Diluted               $        0.07        $        0.01         $        0.31     $        0.19

Weighted average
number of shares outstanding-Basic                        4,172,825            4,667,132             4,422,127         4,667,132
                                                      ==============       ==============       ===============    ==============

Weighted average
number of shares outstanding-Diluted                      4,190,623            4,668,773             4,431,748         4,667,679
                                                      ==============       ==============       ===============    ==============



The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           Nine-Month Period Ended
                                                              February 26, 2000                February 26, 1999
                                                              -----------------                -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                $         1,375             $                 864

  Adjustments to reconcile net earnings to net cash provided by operating activities:

    Depreciation and amortization                                       2,898                             2,942
    Gain on sale of assets                                                (21)                                -

    Change in assets and liabilities:
        Accounts and notes receivable                                    (254)                            1,541
        Inventories                                                    (1,861)                              (55)
        Other                                                            (338)                             (343)
        Accounts payable                                                  552                            (2,586)
        Accrued liabilities                                               524                              (391)
        Income taxes refundable                                          (292)                               33
                                                              ----------------            ----------------------

           Net cash provided by operating activities                    2,583                             2,005

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets                                           414                                 -
   Acquisition of  property, plant, and equipment                        (919)                           (2,928)
   Loan to officer                                                          -                              (100)

                                                              ----------------            ----------------------
          Net cash used in investing activities                          (505)                           (3,028)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in book overdraft                                            (337)                                -
   Payments on long-term borrowings                                    (1,925)                           (1,300)
   Short-term borrowings                                                1,500                                 -
   Purchase of treasury stock                                          (2,645)                                -
                                                              ----------------            ----------------------

         Net cash used in financing activities                         (3,407)                           (1,300)

Net decrease in cash                                                   (1,329)                           (2,323)

Cash and cash equivalents at beginning of period                        1,940                             2,825
                                                              ----------------            ----------------------

Cash and cash equivalents at end of period                    $           611             $                 502
                                                              ================            ======================


The accompanying notes are an integral part of the financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                February 26, 2000



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



                                                         Three-Month Period Ended                 Nine-Month Period Ended
                                                   February 26, 2000  February 26, 1999    February 26, 2000  February 26, 1999
                                                   -----------------  -----------------    -----------------  -----------------
Weighted average shares outstanding - Basic             4,172,825           4,667,132           4,422,127          4,667,132
Effect of dilutive securities - stock options              17,798               1,641               9,621                547
                                                      ------------       -------------      --------------    ---------------
Weighted average shares outstanding - Diluted           4,190,623           4,668,773           4,431,748          4,667,679
                                                      ============       =============      ==============    ===============



2.       Inventories:


Inventories consist of the following (in thousands):


                                                        February 26, 2000        May 31, 1999
                                                      ---------------------- ----------------
Raw materials                                          $       3,923          $       2,305
Work in process                                                1,315                  1,107
Finished goods                                                 1,522                  1,487
                                                      ====================== ================
                                                       $       6,760          $       4,899
                                                      ====================== ================


3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense for the quarters ended February 26, 2000 and February 26, 1999 is based on the anticipated income tax rate for the entire fiscal year.

4.       Loan to Officer:

         In July, 1998 the Company executed a $100,000 loan to the President and Chief Operating Officer of the Company. The term of the loan is five years at an interest rate of 8% per annum.


5.       Debt:

         As of February 26, 2000 the Company had borrowings of $1,500,000 on its revolving credit agreement.

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

         The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units. Summarized financial information for the three-month and nine-month periods ending February 26, 2000 and February 26, 1999 are as follows:



     Income Statement Data:


                            Three-Month Period Ended                                    Nine-Month Period Ended
                               February 26, 2000                                           February 26, 2000

                         Net sales     Net earnings (loss)                           Net sales    Net earnings (loss)
                         ---------     -------------------                           ---------    -------------------
     Graphics             $  8,604       $    268             Graphics                $ 27,125         $ 1,308
     Label Systems           5,067            528             Label Systems             13,255           1,148
     Packaging               4,344           (324)            Packaging                 11,820            (654)
     All other                (231)          (169)            All other                   (414)           (427)
                         ---------     -------------------                           ---------    -------------------
          Total           $ 17,784       $    303                  Total              $ 51,786         $ 1,375


                            Three-Month Period Ended                                    Nine-Month Period Ended
                               February 26, 1999                                           February 26, 1999

                         Net sales     Net earnings (loss)                           Net sales    Net earnings (loss)
                         ---------     -------------------                           ---------    -------------------

     Graphics             $  8,517       $    122             Graphics                $ 27,383         $ 1,131
     Label Systems           3,032             99             Label Systems             10,712             510
     Packaging               3,528           (230)            Packaging                 12,027            (747)
     All other                (206)            42             All other                   (471)            (30)
                         ---------    -------------------                            ---------    -------------------
          Total           $ 14,871       $     33                  Total              $ 49,651         $   864

     Balance Sheet Data:

                                      February 26, 2000                                             May 31, 1999

                                        Total assets                                                Total assets
                                   ------------------------                                    -----------------------
     Graphics                              $ 28,694           Graphics                                $ 30,312
     Label Systems                            7,526           Label Systems                              8,032
     Packaging                               14,592           Packaging                                 13,423
                                   ------------------------                                    -----------------------
          Total                            $ 50,812                Total                              $ 51,767

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

         In a separate matter, Outlook Packaging, Inc., a wholly-owned subsidiary of the Company, has commenced an action in the U.S. District Court for the Eastern District of Wisconsin against BFC. In this suit, which seeks monetary damages, Outlook Packaging alleges misrepresentation, tortuous interference and breach of warranty against BFC, based upon certain films produced by BFC for Outlook Packaging. Discovery has not yet begun on this matter.

         Because of the early stages of these claims and counterclaims, the ultimate resolution of these matters cannot be determined. In the event of an unanticipated adverse final judgement in this claim, the Company's consolidated financial position and results of operations could be materially affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the third quarters, and first nine months, of fiscal 2000 and 1999, and its financial condition at February 26, 2000. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."


Results of Operations

In the third quarter of fiscal 2000, net sales were $17.8 million, an increase of 19.5% or $2.9 million from the comparable prior year period. For the year to date period, sales were $51.8 million, an increase of 4.3% or $2.1 million. For the nine-month period, the Label business unit had a net sales increase of $2.5 million, while the Graphics and Packaging business units each had net sales decreases of $0.2 million. The Graphics business segment had decreases of approximately $1.4 million in the print and specialty print market, $0.8 million in the paperboard packaging market, and $0.6 million in the entertainment markets. These were offset by increases of approximately $1.4 million in the promotional contract packaging markets, $0.6 million in the collateral management market, and $0.6 million in the direct mail markets. These changes reflect a changing services mix, and in particular a focus on several large mailing and promotional contract packaging projects in recent periods. Within the Packaging business unit, declines in the produce and snack foods markets of approximately $3.4 million were offset by approximately $3.2 million of increases in the coffee, processed meats, and industrial markets.

The Company's gross profit margin increased 4.6% to 19.6% of net sales in the current quarter, up from 15.0% in fiscal 1999. Year to date, gross profit margins are 20.9% of net sales in fiscal 2000 as compared to 17.8% in fiscal 1999. The third quarter increase of approximately $1.3 million in gross profit is the result of a more profitable product sales mix resulting from the discontinuation of unprofitable business, the types of business on which the Company focused, and from the Company's efforts to increase manufacturing efficiency and productivity. During the first quarter of fiscal 2000, the Company began a personnel development and process improvement program designed to enhance quality, reduce costs and strengthen the Company's competitive position. This program continued through the third quarter.

Selling, general, and administrative expense increased $716,000 to 16.4% of sales for the quarter as compared to 14.8% in the prior year's quarter. Year to date, selling, general and administrative expense increased $1.1 million to 16.5% of sales as compared to 15.0% last year. This increase reflects the company's sales, marketing, and product development efforts, increases to the bad debt reserve, and additional expenses related to the implementation of new productivity improvement and investments in employee training programs.

As a result, the operating profit percentage increased to 3.2% of sales in the current quarter up from .2% of net sales in fiscal 1999. Year to date operating profit was 4.4% of sales as compared to 2.7% in fiscal 1999, generating an increase of $936,000 over the comparable year to date period.

Interest expense increased over the prior year's quarter by $46,000 but year to date is running lower than last year by $47,000. The increase for the quarter is the result of increased revolver borrowings and accelerated amortization of deferred loan costs related to early loan repayments.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings increased to $303,000 or $0.07 per share, compared to $33,000 or $0.01 per share for the comparable period last year. Year to date, net earnings increased $511,000 or 59.1% to $1,375,000 or $.31 per share, compared to $864,000 or $.19 per share last year.

Liquidity and Capital Resources

Operating activities provided $2.6 million of increased cash during the first nine months of fiscal 2000. Cash from operations before depreciation and amortization generated $4.3 million. Additional cash of $1.1 million was generated from increases in accounts payable and accrued liabilities. Decreases in cash provided by operating activities resulted from a $1.9 million increase in inventory, a $0.3 million increase in accounts and notes receivable, and a $0.6 million increase in other assets and income taxes refundable. The Company has increased its raw materials inventory to take advantage of considerable volume discounts allowed by vendors in anticipation of expected forthcoming price increases.

Investing activities represent the acquisition of $0.9 million in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business. Included in this total are equipment upgrades at each of the respective business units as well as computer software and hardware upgrades. Acquisitions were offset by $0.4 million of proceeds from the sale of under-utilized equipment.

Cash generated from operating activities was used to reduce long-term borrowings by $1.9 million and to purchase treasury stock in the amount of $2.6 million. As of the quarter end, the company had borrowed $1.5 million on its revolving credit agreement and was in compliance with all of its loan covenants.

As previously reported, the Company holds notes receivable and other obligations from the purchasers of its former Barrier operations that total approximately $2.4 million. The Company is currently in litigation to collect those amounts; the other party is making claims against the Company, including seeking termination of the note. The Company is also in litigation to collect another note that totals approximately $0.7 million. Failure of the Company to collect these amounts, or amounts due under other notes or accounts receivable in excess of reserves would adversely affect the Company's balance sheet and results of operations.

The Company maintains a credit facility with a bank, and at quarter end, has $1.5 million outstanding on the revolver. The facility provides for a maximum revolving credit commitment of $15.0 million less $3.6 million used for standby letters of credit. Interest on the debt outstanding varies with the Company's selection to have the debt be based upon margins over the bank determined preference rate or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. Long-term Company indebtedness now consists solely of IRB obligations.

The Company anticipates capital expenditures of approximately $2.75 million in fiscal 2000, excluding any acquisition opportunities that may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. During the first nine months of fiscal 2000, the Company made capital expenditures of $919,000.

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

As of April 11, 2000, the Company has not experienced any material consequences of failure of Year 2000 Compliance, either by the Company, its suppliers, and customers. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new customers. During the first nine months of fiscal 2000, 14.2% of the Company's net sales were to 1 customer, America Online (all in the Graphics segment). The Company's AOL projects were primarily related to promotional mailings. The timing of these promotional mailings is determined by AOL and the volume of activities can vary significantly from period to period. There is no assurance that the volume of these promotional mailings will continue in the future. The Company has no knowledge of any impact on Outlook operations expected to result from AOL's recently announced acquisition of Time Warner.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


The Company has previously reported that it is named as a defendant in an action captioned Barrier Films Ltd.--New York ["Barrier-NY"] versus Outlook Group Corp., Inc. and Joseph Baksha, the U.S. District Court for the Eastern District of New York, Civil No. 99-CV-3057 (LDW). This suit alleges various causes of action which arise out of the acquisition of Barrier Films Corporation ("BFC") by Barrier-NY from the Company in May 1997.

The Company has answered denying liability and has a counterclaim for more than $2.6 million, plus costs and other damages, as a result of Barrier-NY's failure to make payments due the Company under the 1997 promissory note and under the Purchase and Sale Agreement in connection with the sale of BFC. The Company believes that Barrier-NY's claims are without merit and intends to defend the matter, and to pursue its counterclaim, vigorously and aggressively.

The litigation remains at an early stage, and discovery has begun. However, the Company has served Barrier-NY with a motion for judgment dismissing 15 of the 19 causes of action in Barrier-NY's amended complaint and for a judgment of liability on the Company's counterclaim. The Company has also served a motion that whatever remains of the litigation be transferred to the Eastern District of Wisconsin, based on improper venue in the Eastern District of New York. Barrier-NY has not yet responded to the motions, and the court has not yet taken action on them.

In a separate matter, Outlook Packaging, Inc., a wholly-owned subsidiary of the Company, has commenced an action in the U.S. district Court for the Eastern District of Wisconsin against BFC. In this suit, which seeks monetary damages, Outlook Packaging alleges misrepresentation, tortuous interference and breach of warranty against BFC, based upon certain films produced by BFC for Outlook Packaging.

BFC has answered the complaint and has filed a motion requesting that the Wisconsin case be dismissed or consolidated with the case Barrier-NY filed in the Eastern District of New York. Outlook Packaging is challenging that request. Discovery has not yet begun on this matter.

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


                               OUTLOOK GROUP CORP.
                               --------------------
                                  (Registrant)



                                                              /s/ Richard C. Fischer
Dated: April 11, 2000
                                          ----------------------------------------------------
                                      Richard C. Fischer, Chairman and Chief Executive Officer



                                                              /s/ Paul M. Drewek
                                        ------------------------------------------
                                      Paul M.Drewek, Chief Financial Officer

                               OUTLOOK GROUP CORP.
                                 (the "Company")

                                  EXHIBIT INDEX
                                       to
             Report on Form 10-Q for Quarter ended February 26, 2000


Exhibit                                                                Filed
 Number                    Description                                 Herewith / Incorporated by reference
------------------------------------------------------------------------------------------------------------
  27              Financial Data Schedule                              X