Form 10-K
period 2000-05-31
OUTLOOK GROUP CORP
filed 2000-08-18
CIK 867490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended May 31, 2000

OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-18815

                            ------------------------

                              OUTLOOK GROUP CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WISCONSIN                                     39-1278569
          (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

   1180 AMERICAN DRIVE, NEENAH, WISCONSIN                          54956
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                          YES [X]               NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

AS OF AUGUST 14, 2000, 3,880,569 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON STOCK (BASED UPON THE $5.81 LAST SALE PRICE ON THE NASDAQ STOCK MARKET) HELD BY NON-AFFILIATES (EXCLUDES A TOTAL OF 1,261,783 SHARES REPORTED AS BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND GREATER-THAN 10% SHAREHOLDERS -- DOES NOT CONSTITUTE AN ADMISSION AS TO AFFILIATE STATUS) WAS APPROXIMATELY $15.2 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART OF FORM 10-K INTO WHICH
                  DOCUMENT                          PORTIONS OF DOCUMENTS ARE INCORPORATED
                  --------                          --------------------------------------
       Proxy Statement for 2000 Annual                             Part III
           Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Outlook Group Corp. (the "Company") is a printing, packaging and direct marketing company offering a variety of related services to clients in markets including contract packaging, collateral information management and distribution, direct marketing components and services, packaging and label materials and specialty print and related services. The Company leverages its core competencies by cross-selling services to provide a single-source solution for its clients. Founded as a Wisconsin corporation in 1977, the Company initially concentrated on bulk mailing and commercial printing projects. Over the years, the Company's business has expanded to include other related services.

     The Company has considered, and continues to consider, a variety of options for building its business in order to position the Company for strengthened future performance. As part of a strategy to focus its business on three core competencies of packaging, printing, and direct marketing, the Company continues to consider divestiture strategies to the extent that the Company believes such actions would enhance its ability to achieve successful operations. In addition, the Company will also consider appropriate acquisitions to strengthen continuing operations. There can be no assurances, however, that the Company will be able to successfully implement such strategies or complete those transactions.

     The Company offers a broad array of packaging, specialty printing, and direct marketing services. The Company focuses on contract packaging, collateral information and distribution, direct marketing components and services, packaging and label materials (including printing), and specialty print and related services. The product line includes folding cartons and paperboard packaging, overwrapping, flexible film printing and laminating, coupons, labels, recipe cards and promotional materials as well as traditional commercial printing of booklets, notepads and brochures.

     The Company has three reportable segments that are strategic business units that offer different products and services. These business units are: Outlook Graphics, Outlook Label Systems, and Outlook Packaging.

     Primarily through its Outlook Graphics division ("Outlook Graphics"), the Company's pre-press staff prepares projects for printing to client specifications. These services include preparatory camera or computerized plate-making, layout, typesetting and other related services. Although Outlook Graphics does not generally perform pre-press design services, it assists designers in translating a concept into a printed product.

     Outlook Graphics' presses generally use the off-set printing process and can print on a wide range of media from newsprint and coated paper to heavy board, including paperboard packaging. Outlook Graphics currently utilizes sheet-fed full-color presses of various sizes, the most sophisticated of which are capable of six-color printing. Certain presses have interchangeable printing plates that allow the Company significant flexibility in meeting client needs.

     Outlook Graphics also provides finishing services for printed items (whether or not printed by the Company) such as precision trimming, folding and gluing, die-cutting, binding, shrink-wrapping, collating and packaging products for mailing and distribution. Outlook Graphics has also developed paperboard packaging capabilities to serve its clients' needs and enhance the Company's single source solution approach. Paperboard packaging consists of utilizing paperboard stock to print and convert folding cartons, u-boards and other point of purchase materials.

     The Company's contract packaging capabilities include packaging for many other types of items. Recent examples include promotional CD ROM's for mailing, wrapping toys and other promotional items for insertion in cereal boxes, overwrapping packages and packaging items for vending machines. Custom-designed feeding and in-line overwrapping systems increase the efficiency of its packaging operations. Outlook Graphics also maintains an environmentally controlled work area to perform food contract packaging and to provide other packaging services for which cleanliness and specific quality standards are required.

     Other services provided by the Company include direct marketing and distribution. Direct marketing involves literature overwrapping, labeling, personalizing, inserting, sorting and shipping printed items for bulk mailing. The Company's zip code sorting allows it to minimize client postal charges by, in many instances, delivering items by common carrier to a post office near the destination. The Company is also "Alternative Procedures" qualified by the US Postal Service, which provides it the ability to accelerate the cycle for moving materials to the end user. Direct mailings in fiscal 2000 included promotional CD ROM packages, catalogs, coupon packages and promotional materials.

     The collateral information management services provided by the Company consist of storing and distributing items upon client order. In most cases, distribution items are materials such as forms and booklets that are printed by the Company, often under standing orders from its clients to replenish supplies. Custom designed data systems produce reports to assist the Company's clients in managing their fulfillment programs. The Company has de-emphasized distribution operations which do not involve materials printed or packaged by the Company.

     The Company's Outlook Label Systems, Inc. subsidiary ("Outlook Label") complements the Company's other specialty printing operations by using flexographic and rotary letterpress printing presses and offering manufacturing capabilities not otherwise available from the Company, enhancing the Company's ability to cross-sell services. Outlook Label manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards (such as temporary credit cards and identification cards), cartons, and sweepstakes and specialty game pieces. Its most sophisticated machinery permits one-pass, 14-color printing and lamination of various substrates using an in-line process.

     The Company's Outlook Packaging, Inc. subsidiary ("Outlook Packaging") engages in flexographic printing and laminating of flexible packaging films and papers. In these processes, Outlook Packaging takes flexible packaging materials (which are purchased from others) and prints, laminates and/or slits the material to client specifications. Client orders may include some or all of Outlook Packaging's services. Outlook Packaging prints and laminates materials for items such as pouches, bags, vacuum packages, packets, security devices and card and food overwraps, and provides them to clients in convenient rolls of film.

RECENT ACQUISITIONS

     The Company recently completed several acquisitions of assets and businesses as a means of enhancing utilization of its facilities and to increase its service offerings. In November 1997, the Company acquired selected operations of General Converting, another flexible packaging company, which Outlook Packaging was able to continue in its existing Oak Creek facilities. In February 1999, the Company acquired specified additional business of Plicon Corporation. In October 1998, the Company acquired selected assets of Precision Paper Converters, Inc., a paper sheeting company; the acquired assets and operation have been integrated into Outlook Graphics. In March 1999, the Company acquired certain assets of Kostner Graphics, a commercial printing company, which the Company has integrated into its Outlook Graphics operations. In June 2000, the Company acquired the business and assets of Star Label, a division of Docusystems. It operates as a division of the Outlook Label business unit.

DISCONTINUED OPERATIONS/FOOD PROCESSING OPERATIONS

     In September 1996, the Company announced plans to divest its Outlook Foods, Inc. ("Foods"), food processing business, and began to account for those operations as a discontinued operation. In May 1998, the Company sold the assets of Foods.

CLIENTS AND MARKETING

     Due to the project-oriented nature of the Company's business, sales to particular clients may vary significantly from year to year, and period to period, depending upon the number and size of their projects. The identity of those clients may also change.

     Sales to the Company's three largest clients accounted for 27% of net sales during fiscal 2000. The same three clients accounted for 31% of net sales during fiscal 1999. During fiscal 2000, sales to America Online, Inc. (AOL) were 12% of the Company's net sales. Sales to AOL in fiscal 1999 and 1998 were 13% and 1% of net sales, respectively. During fiscal 2000, sales to Kimberly-Clark Corporation
(KC) were 7% of the Company's net sales. Sales to KC were 12% and 9% of the Company's net sales in fiscal 1999 and 1998, respectively. Also, during fiscal 2000, sales to Kraft Foods, Inc. (and affiliates) ("Kraft") accounted for approximately 8% of the Company's net sales. Sales to Kraft were 6% and 10% of the Company's net sales in fiscal 1999 and 1998, respectively. The Company sold much of its fulfillment business during fiscal 1998 and had no fulfillment sales to Kraft during fiscal 1999 or 2000. Sales to Kraft represent sales to several Kraft divisions and subsidiaries. The Company performs various services on behalf of these clients, such as, printing, production of labels and contract packaging. As with most of its clients, the Company's sales to these clients are pursuant to cancelable purchase orders. In particular, sales to AOL depend upon the timing of AOL marketing initiatives that can change frequently and vary significantly from period to period. There is no assurance that these sales will continue in the future.

     The Company expects that it will continue to experience significant sales concentration given the relatively large size of projects undertaken for certain clients. Furthermore, the Company's largest clients may vary from year to year depending on the number and size of the projects completed for such clients. The loss of business of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

     Clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to significant period to period changes. Because of the project-oriented nature of the Company's business, the short-term character of a substantial portion of its projects and the nature of the orders for the Company's services, the Company does not believe that backlog is material or meaningful to its business.

     The Company markets its services nationally through certain of its executive officers and its centralized sales group which at July 31, 2000 included 25 sales and service employees and 9 manufacturer's representatives. The sales group is intended to centralize and coordinate sales and marketing activities among the Company's various operations. The Company generally does not enter into employment contracts with its employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

     Raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 47% of the Company's cost of goods sold during fiscal 2000, as compared to 43% in fiscal 1999. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials, or for the Company's equipment needs.

COMPETITION

     The market for the services provided by the Company is highly competitive, primarily on the basis of price, quality, production capability, capacity for prompt delivery and continuing relationships.

     The Company's principal competitors, and the scope of the area in which the Company competes, vary based upon the services offered. With respect to specialty printing services, its competitors are numerous and range in size from very large multi-national companies with substantially greater resources than the Company to many smaller local companies. Numerous competitors also exist for other services. While there are fewer competitors offering converting and packaging services, competition is very strong. The Company believes that relatively few competitors offer the wide range of services provided by the Company. Because of the substantial capital requirements for graphic services equipment, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment. The Company does not believe foreign competition is significant at this time.

YEAR 2000 COMPLIANCE

     During the year, the Company undertook actions intended to assure that its computer systems and other equipment are capable of functioning in, and processing for periods for the Year 2000 and beyond. Through July 2000, the Company has not experienced any adverse consequences of "Year 2000 Compliance" (the need for computer applications and other systems used by the Company to function in and after the Year 2000 and recognize and properly perform date sensitive functions involving dates after December 31, 1999).

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

EMPLOYEES

     At August 15, 2000, the Company had 600 full-time employees. The Company contracts for and/or hires temporary employees to increase the number of personnel in certain operations as project commitments require. The Company considers its relationship with its employees to be good. Wages and employee benefits represented approximately 31% of the Company's cost of goods sold during both fiscal 2000 and 1999.

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

     As part of the purchase of Star Labels in June 2000, the Company acquired a 42,000 square foot facility in Troy, Ohio. The building was constructed in 1988. The Company also owns approximately 2 acres of land adjacent to this facility to provide for future expansion, if needed.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Company has been named as a defendant in an action captioned Barrier Films Ltd. -- New York ["Barrier-NY"] versus Outlook Group, Inc., and Joseph Baksha, filed in the Supreme Court of the State of New York (Suffolk County), Index No. 99-08965, on April 29, 1999. The Company moved the case to the U.S. District Court for the Eastern District of New York, Civil No. 99-CV-3057 (LDW), on June 1, 1999.

     This suit alleges various causes of action which arise out of the acquisition of Barrier Films Corporation ("BFC") by Barrier-NY from the Company in May 1997. Barrier's complaint, as amended, has multiple counts, with overlapping claims that can be summarized as: (a) various allegations and causes of action arising from the alleged failure of the Company to comply with closing obligations relating to consents by former BFC officers under their employment agreements; (b) alleged tortuous interference with Barrier-NY's client relationship with a client of BFC prior to the transaction; (c) various claims that the Company failed to comply with its obligations under a related Rebate and Supply Agreement; (d) allegations that the Company either misappropriated or disclosed certain confidential BFC information, and (e) a request for a judgment declaring the 1997 promissory note executed by Barrier-NY in the BFC acquisition unenforceable, null and void. Because the complaint presents overlapping claims, and requests multiple awards of damages for the same underlying facts, determining the actual amount at issue is uncertain; however, all of the claims made total $27.65 million, plus elimination of the note, plus requests for costs and punitive damages, without any attempt to adjust the claims for multiple requests resulting from overlapping causes of action.

     The Company has answered denying liability and has counter-claimed for more than $2.8 million, plus costs and other damages, as a result of Barrier-NY's failure to make payments due the Company under a promissory note and the Purchase and Sale Agreement in connection with the sale of BFC. The litigation remains at an early stage, and discovery is still at early stages. However, the Company has served Barrier-NY with a motion for judgment dismissing 15 of the 19 causes of action in Barrier-NY's amended complaint and for a judgment of liability on the Company's counterclaim. The Company has also served a motion that whatever remains of the litigation be transferred to the Eastern District of Wisconsin, based on improper venue in the Eastern District of New York. The court has not yet taken action on the motions. The Company believes that Barrier-NY's claims are without merit and intends to defend the matter, and to pursue its counterclaim, vigorously and aggressively.

     In a separate matter, Outlook Packaging, Inc., has commenced an action in the U.S. District Court for the Eastern District of Wisconsin against BFC (Case No. 00-C-0202). In this suit, which seeks monetary damages, Outlook Packaging alleges misrepresentation, tortuous interference and breach of warranty against BFC, based upon certain films produced by BFC for Outlook Packaging.

     BFC has answered the complaint making counterclaims against Outlook Packaging that mirror Barrier-NY's claims in the litigation discussed above, and has filed a motion requesting that the Wisconsin case be dismissed or consolidated with the case Barrier-NY filed in the Eastern District of New York. Outlook Packaging is challenging that request. Discovery is in its early stages in this matter. Outlook Packaging believes that BFC's counterclaims are without merit, and intends to defend the matter, and to pursue its claims, vigorously and aggressively.

     As to the matters discussed above, the Company notes that Ronnie Shemesh has recently become a greater than 5% shareholder of the Company, and that Barrier-NY and BFC are corporations controlled by Mr. Shemesh.

     Other than the foregoing, in the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.

             NAME                  AGE                            POSITION(S)
             ----                  ---                            -----------
Richard C. Fischer.............    61     Chairman of the Board and Chief Executive Officer; Director
Joseph J. Baksha...............    48     President and Chief Operating Officer; Director
Jeffry H. Collier..............    47     Executive Vice President; Vice President and General Manager
                                          of Outlook Graphics; Director
Paul M. Drewek.................    54     Chief Financial Officer and Secretary

     Richard C. Fischer has served as Chairman of the Board and Chief Executive Officer of the Company since December 1997; he has been a director of the Company since 1995. Mr. Fischer has been an investment banker with Marquette Capital Partners since 2000. He was previously an investment banker with B.C. Ziegler & Co. from 1999 to 2000, with Fischer and Associates LLC from 1995 to 1999, and previously with Robert W. Baird & Co., Incorporated.

     Joseph J. Baksha has served as President and Chief Operating Officer since December 1996, after having served as Vice President of the Company and President of Outlook Packaging. Previously, Mr. Baksha served as Executive Vice President and Chief Operating Officer of Washburn International (a manufacturer and distributor of musical instruments) from 1994 to 1996, and previously as Executive Vice President and Chief Operating Officer of Alusuisse Flexible Packaging (a flexible packaging company).

     Jeffry H. Collier has served as Executive Vice President of the Company since 1994, President of the Outlook Graphics division since 1996 and a Vice President of the Company since 1990. Previously, Mr. Collier was employed by the Company as its plant manager and General Manager of Outlook Label.

     Paul M. Drewek became the Company's Chief Financial Officer in 1998, and its Secretary in 1999. Mr. Drewek acted as principal of Drewek & Associates (accounting and management consulting) from 1997 to 1998. Previously, Mr. Drewek served as Chief Financial Officer of Allied Computer Group Companies, Inc. (a computer systems integrator and consulting company) from 1995 to 1997, and prior thereto as Vice President -- Finance and Administration and Treasurer -- CFO of Joiner Associates Incorporated (a consult-ing and publishing company specializing in total quality management). Mr. Drewek also is deemed the Company's principal accounting officer.

                                 *  *  *  *  *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements (particularly those referring to expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe", "anticipate," "expect" or "intend") that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors which are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of Operations -- Fiscal 2000 Compared to Fiscal 1999" and "General Factors") in Item 7 hereof.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is quoted on the NASDAQ Stock Market. The following table sets forth high and low closing sales prices as reported on NASDAQ by quarter for the indicated fiscal years.

                        FISCAL 2000                             HIGH      LOW
                        -----------                             -----    -----
Fourth Quarter..............................................    $5.94    $3.88
Third Quarter...............................................     4.88     3.75
Second Quarter..............................................     5.00     3.63
First Quarter...............................................     4.75     3.19

                        FISCAL 1999                             HIGH      LOW
                        -----------                             -----    -----
Fourth Quarter..............................................    $4.13    $1.88
Third Quarter...............................................     4.63     3.63
Second Quarter..............................................     4.44     3.13
First Quarter...............................................     6.00     3.50

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

     As of August 15, 2000, the Company had approximately 464 registered shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data of the Company have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis contained in this report. Information has been restated to reflect the Company's subsidiary, Outlook Foods, Inc., as a discontinued operation; see Note L to the Consolidated Financial Statements.

                                                             FISCAL YEAR ENDED MAY 31,
                                           -------------------------------------------------------------
                                             2000         1999         1998        1997(1)      1996(1)
                                           ---------    ---------    ---------    ---------    ---------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA:
Net sales................................  $  71,338    $  67,086    $  66,951    $  72,054    $  79,305
Cost of goods sold.......................     55,888       54,242       54,545       61,168       74,683
                                           ---------    ---------    ---------    ---------    ---------
Gross profit.............................     15,450       12,844       12,406       10,886        4,622
Selling, general and administrative
  expenses...............................     12,000       10,554       10,454        9,904       13,347
                                           ---------    ---------    ---------    ---------    ---------
Operating profit (loss)..................      3,450        2,290        1,952          982       (8,725)
Other income (expense):
  Interest expense.......................       (600)        (627)      (1,968)      (2,778)      (2,506)
  Other income...........................        619          609        1,409          746        1,609
  Gain on sale of subsidiary.............         --           --           --          556           --
                                           ---------    ---------    ---------    ---------    ---------
Earnings (loss) from continuing
  operations before income taxes.........      3,469        2,272        1,393         (494)      (9,622)
Income tax expense (benefit).............      1,451          877          640           58       (3,659)
                                           ---------    ---------    ---------    ---------    ---------
Earnings (loss) from continuing
  operations.............................      2,018        1,395          753         (552)      (5,963)
Discontinued operations:
  Earnings (loss) from discontinued
     operations before income taxes......         --           --         (916)      (1,492)         658
  Income tax expense (benefit)...........         --           --            4         (574)         253
                                           ---------    ---------    ---------    ---------    ---------
Earnings (loss) from discontinued
  operations.............................         --           --         (920)        (918)         405
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss)......................  $   2,018    $   1,395    $    (167)   $  (1,470)   $  (5,558)
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss) per common
  share -- Basic
     Continuing operations...............  $    0.47    $    0.30    $    0.16    $   (0.12)   $   (1.28)
     Discontinued operations.............         --           --        (0.20)       (0.20)        0.09
                                           ---------    ---------    ---------    ---------    ---------
          Total..........................  $    0.47    $    0.30    $   (0.04)   $   (0.32)   $   (1.19)
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss) per common
  share -- Diluted
     Continuing operations...............  $    0.47    $    0.30    $    0.16    $   (0.12)   $   (1.26)
     Discontinued operations.............         --           --        (0.20)       (0.20)        0.09
                                           ---------    ---------    ---------    ---------    ---------
          Total..........................  $    0.47    $    0.30    $   (0.04)   $   (0.32)   $   (1.17)
                                           ---------    ---------    ---------    ---------    ---------
Weighted average number of common shares
  outstanding
     -- Basic............................  4,308,382    4,667,132    4,662,460    4,649,382    4,661,882
     -- Diluted..........................  4,323,834    4,667,542    4,692,522    4,700,551    4,715,887
                                           ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA (AT FISCAL YEAR END):
Working capital..........................  $  12,452    $  14,008    $  14,185    $  11,368    $  23,700
                                           ---------    ---------    ---------    ---------    ---------
Total assets.............................  $  47,866    $  51,766    $  53,457    $  67,620    $  77,853
                                           ---------    ---------    ---------    ---------    ---------
Long-term debt, less current
  maturities.............................  $   2,800    $   4,753    $   7,061    $  16,156    $  30,859
                                           ---------    ---------    ---------    ---------    ---------
Shareholders' equity.....................  $  33,064    $  34,678    $  33,383    $  33,471    $  34,941
                                           ---------    ---------    ---------    ---------    ---------

-------------------------
(1) Includes the results of operations of the Company's subsidiary, Barrier Films Corp. ("Barrier"), until May 15, 1997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following section presents a discussion and analysis of the Company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that are not historical facts (such as statements in future tense or using terms such as "believe" "expect" or "anticipate") are forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors" in "Results of Operations -- Fiscal 2000 Compared to Fiscal 1999".

     Beginning in November 1996, the Company began accounting for its former food processing business as a discontinued operation. The food processing operation was sold in May 1998.

RESULTS OF OPERATIONS

     The following table shows, for the fiscal years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                                   PERCENTAGE OF NET SALES
                                                                     YEAR ENDED MAY 31,
                                                                -----------------------------
                                                                2000        1999        1998
                                                                -----       -----       -----
Net sales...................................................    100.0%      100.0%      100.0%
Cost of goods sold..........................................     78.3        80.9        81.5
                                                                -----       -----       -----
Gross profit................................................     21.7        19.1        18.5
Selling, general and administrative expenses................     16.9        15.7        15.6
                                                                -----       -----       -----
Operating profit............................................      4.8         3.4         2.9
Other income (expense):
  Interest expense..........................................     (0.8)       (0.9)       (2.9)
  Other income..............................................      0.9         0.9         2.1
                                                                -----       -----       -----
Earnings from continuing operations before income taxes.....      4.9         3.4         2.1
Income tax expense..........................................      2.1         1.3         1.0
                                                                -----       -----       -----
Earnings from continuing operations.........................      2.8         2.1         1.1
Discontinued operations:
  Loss from discontinued operations before income taxes.....       --          --        (1.4)
Income tax expense..........................................       --          --          --
                                                                -----       -----       -----
Loss from discontinued operations...........................       --          --        (1.4)
                                                                -----       -----       -----
Net earnings (loss).........................................      2.8%        2.1%       (0.3)%
                                                                =====       =====       =====

FISCAL 2000 COMPARED TO FISCAL 1999

     The Company's net sales were $71.3 million for fiscal 2000, up 6% or $4.2 million from fiscal 1999 sales of $67.1 million. The Label business segment experienced a $3.8 million increase in sales, a 27% increase over the prior year. The Packaging business segment also experienced a sales increase of $1.2 million or 8%. The Graphics business segment had a net decrease in sales of $0.8 million or 2%. In the Graphics segment, the Company had gains of $4.0 million in the contract packaging market and remained even in the commercial printing market. This gain however, was offset by decreases of $.2 million in the collateral management and distribution market, $4.0 million in the paperboard packaging market, and $0.6 million in the direct marketing market.

     Gross profit as a percentage of net sales improved to 21.7% in fiscal 2000 from 19.1% in fiscal 1999. Gross profit increased $2.6 million from 1999 to $15.5 million. This improvement is primarily the result of the Company's continued efforts to increase sales with relatively less material costs as a percentage of sales. These increases were in the contract packaging and direct marketing businesses. The Company also benefited from its continuous process improvement initiative, which continued throughout fiscal 2000. The goal of the initiative was to more efficiently use materials and personnel. Surplus equipment that had previously been used for special projects were put to alternative use or were sold. Inventory write-offs were approximately $100,000 in fiscal 2000 and $250,000 in fiscal 1999. Management is continuing its programs to further reduce inventory to desired levels and does not currently believe that additional material costs will be incurred on the reductions. However, actual results are dependent on the ability of the Company to find buyers for slower moving materials or to use materials in the normal course of business.

     Selling, general and administrative expenses increased $1.4 million during fiscal 2000 and represent 16.9% of net sales as compared to 15.7% in fiscal 1999. In fiscal 2000, the Company had increases of $0.6 million in wages and benefits, $0.8 million in bad debt expense, and $0.4 million in professional services. These increases were offset by decreases of $0.2 million in broker commission expense and $0.2 million in other administrative expenses, of which the majority represented recruiting and contract labor expense.

     Interest expense decreased $27,000 from 1999 due to the decrease in total debt. Interest expense as a percent of net sales decreased to 0.8% in fiscal 2000 versus 0.9% in fiscal 1999. Approximately $100,000 of the interest expense in fiscal 2000 is related to accelerated amortization of loan fees.

     Other income remained constant at 0.9% of net sales in both fiscal 2000 and 1999. Approximately $600,000 of other income in fiscal 2000 is primarily composed of interest income from account and note receivables, recycling revenue, and interest earned on prior year income tax refunds.

     Fiscal 2000 pretax earnings of $3.5 million represent a $1.2 million increase or 52% from the fiscal 1999 level of $2.3 million. Pretax earnings was 4.9% of net sales in fiscal 2000 as compared to 3.4% of net sales in fiscal 1999.

     In summary, fiscal 2000 yielded net earnings of $0.47 per share. Fiscal 1999 yielded net earnings of $0.30 per share.

FISCAL 1999 COMPARED TO FISCAL 1998

     The Company's net sales from continuing operations were $67.1 million for fiscal 1999, up slightly from fiscal 1998 sales of $67.0 million. The Graphics business segment had a net increase in sales of $5.7 million, the Label segment and Packaging segments had net decreases of $1.0 million and $4.6 million, respectively. In the Graphics segment, the Company had gains of $1.0 million in contract packaging, $6.7 million in direct marketing business and $1.2 million in collateral management markets; the Company had decreases of $7.0 million in sales in packaging and $1.8 million in specialty printing markets. Approximately $4.3 million of the decrease in the Packaging segment was in the snack food markets and approximately $0.4 million of the decrease was in the produce markets.

     Gross profit as a percentage of net sales improved to 19.1% in fiscal 1999 from 18.5% in fiscal 1998. Gross profit increased $0.4 million from 1998 to $12.8 million. This improvement is primarily the result of the Company's continued efforts to increase sales with relatively less material costs as a percentage of sales. These increases were in the contract packaging and direct mail businesses. The Company also benefited from its continuing program to more efficiently use materials and personnel. Surplus equipment that had previously been used for the sports and collectible picture card market were put to alternative use or were sold. Inventory write-offs were approximately $250,000 in fiscal 1999 and $500,000 in fiscal 1998.

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

     Interest expense decreased $1.3 million from 1998 due to the decrease in total debt. Interest expense as a percent of net sales decreased to 0.9% in fiscal 1999 versus 2.9% in fiscal 1998. Other income decreased $800,000 from 1998 to 0.9% of sales in fiscal 1999 as compared to 2.1% of sales in fiscal 1998. The $600,000 of other income in fiscal 1999 is primarily composed of interest income from note receivables of approximately $450,000 and recycling revenue of approximately $180,000. Fiscal 1998 other income included $1.2 million of gain on the sales of fixed assets including the land, building and equipment related to fulfillment operations previously located in Oshkosh, Wisconsin.

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

     Outlook Foods, accounted for as a discontinued operation, was sold as of May 1, 1998 and did not affect 1999 results. In fiscal 1998, a loss of approximately $860,000 was realized as a result of this sale. Up to May 1, 1998 the Foods operations generated $15.5 million of sales and $60,000 of pretax loss. Discontinued operations resulted in an approximately $900,000 net loss in fiscal 1998.

     In summary, fiscal 1999 yielded net earnings of $0.30 per share, all earnings from continuing operations. Fiscal 1998 yielded a net loss of $0.04 per share, comprised of earnings from continuing operations of $0.16 per share, and a net loss from discontinued operations of $0.20 per share.

GENERAL FACTORS

     Because of the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. During fiscal 2000, sales to the Company's three largest clients accounted for 27% of net sales. During fiscal 1999, sales to those same three clients accounted for 31% of net sales from continuing operations. For a discussion regarding client concentration and marketing factors see Item 1-"Clients and Marketing", which is incorporated herein by reference. The Company performs various services on behalf of these clients, such as, printing, production of labels and contract packaging. Changes in the Company's project mix and timing of projects make predictability of the Company's future results very difficult. Changes in the Company's project mix and client base could affect future sales volume and profitability.

     Even though the Company is looking to increase longer term contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects undertaken for certain clients. Furthermore, the Company's largest clients may vary from year to year depending on the number and size of the projects completed for such clients. The loss of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

     Clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the company is required to purchase substantial inventories or special machinery to meet orders. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to losses of business and significant period-to-period changes.

     The Company uses complex and specialized equipment to provide its services, and manufacture its products. Therefore, the Company is dependent upon the functioning of such machinery, and its ability to acquire and maintain appropriate equipment.

LIQUIDITY AND CAPITAL RESOURCES

     As shown on the Consolidated Statements of Cash Flows, fiscal 2000 cash provided from operating activities was $7.1 million as compared to $6.4 million in fiscal 1999. In fiscal 2000, the Company used $1.4 million to acquire property plant and equipment. In addition, the Company used cash to pay down an additional $2.3 million of long term debt and purchased $3.6 million of treasury stock. In June 2000, the acquisition of Star Labels by the Company was financed with cash generated from internal operations.

     The Company's operating cash was reduced by a $0.8 million increase in accounts and notes receivable. The Company's operating cash was reduced by a $1.5 million increase in inventory and a $0.9 million decrease in accounts payable. During fiscal 2000 the Company provided $0.8 million for additional reserves and write-downs of receivables and inventory as compared to $0.4 million in fiscal 1999. The Company continues to monitor its inventory requirements and the credit worthiness of its clients. Management continues its program to reduce inventory to desired levels. Inventory at May 31, 2000 reflects higher than 1999 levels due to the level of raw material required to be on hand for client production runs. Earlier than planned receipts of raw material inventory in order to receive volume pricing, as well as increased order quantities to minimize anticipated price increases also contributed to the higher inventory level.

     Net cash used in financing activities was $6.3 million, of which approximately $2.3 million represents the Company's net reduction of debt. The Company also used $3.6 million to purchase treasury stock. The Company was able to reduce its debt as a result of cash available from improved management of operations and working capital.

     The Company holds notes receivable from the purchasers of its Barrier operations that total approximately $2.3 million. The Company is currently in litigation to collect those amounts, and the other party is making claims against the Company, including seeking termination of the note. See Item 3-Legal Proceedings. The Company is also in the process of litigation to collect another note that totals approximately $0.7 million. A failure of the Company to collect these amounts, or amounts due under other notes or accounts receivable, in excess of reserves, would adversely affect the Company's balance sheet and results of operations.

     The Company maintains a credit facility with a bank, but had no outstanding balances on the revolver as of May 31, 2000. At August 15, 2000 the Company had an outstanding revolving loan balance of $2.5 million. These borrowings were used to temporarily finance the acquisition of a new press that will be permanently financed through a long-term lease arrangement. The facility provides for a maximum revolving credit commitment of $15.0 million less approximately $4.0 million used for standby letters of credit. Interest on the debt outstanding during the year varied with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart.

     The Company anticipates capital expenditures of approximately $2.75 million in fiscal 2001, excluding any acquisition opportunities that may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities.

     In July 1999 the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock in the open market. No timeframe was set for completion of this program. As of August 15, 2000 the Company had repurchased 796,563 shares for approximately $3.6 million.

     The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in the transactions discussed above during recent fiscal years, and may result in additional transactions during fiscal 2001 and beyond.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 established standards for accounting for derivatives and hedging activities. The effective application date of this standard has been deferred by the release of FAS 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." FAS 137 defers application of FAS 133 to the Company's 2001 fiscal year. At this time, the Company does not have any derivatives or hedging activities that would be affected by FAS 133.

     During 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The SAB is effective for the Company's 2001 fiscal year. The Company is currently evaluating the bulletin and the reporting implications thereof. At this time, the Company does not expect this will have a material effect on the Company's consolidated financial statements.

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

     The Company does not believe there has been any material changes in the reported market risks faced by the Company since the end of its last fiscal year, May 31, 1999.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about October 19, 2000 ("2000 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 2000 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Annual Meeting Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item is incorporated by reference to "Certain Transactions" in the 2000 Annual Meeting Proxy Statement.

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

     (b) Reports on Form 8-K:

          None filed during the fourth quarter of fiscal 2000.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report:

                                                                 PAGE
                                                                NUMBER
                                                                ------
Report of Independent Certified Public Accountants..........      F-2
Consolidated Balance Sheets as of May 31, 2000 and 1999.....      F-3
Consolidated Statements of Operations for the years ended
  May 31, 2000, 1999 and 1998...............................      F-4
Consolidated Statements of Shareholders' Equity for the
  years ended May 31, 2000, 1999 and 1998...................      F-5
Consolidated Statements of Cash Flows for the years ended
  May 31, 2000, 1999 and 1998...............................      F-6
Notes to Consolidated Financial Statements..................      F-7

     The following financial statement schedule of the Company, and the accountants' report thereon, appear on the indicated pages in this Form 10-K Annual Report:

                                                                 PAGE
                                                                NUMBER
                                                                IN 10-K
                                                                -------
Report of Independent Certified Public Accountants on
  Financial Statement Schedule..............................     F-18
Schedule II -- Valuation and Qualifying Accounts............     F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Outlook Group Corp. and Subsidiaries
Neenah, Wisconsin

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Outlook Group Corp. and subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
June 26, 2000

                              OUTLOOK GROUP CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                           MAY 31,
                                                                   -----------------------
                                                                     2000           1999
                                                                   --------       --------
                                                                    (IN THOUSANDS EXCEPT
                                                                     SHARE AND PER SHARE
                                                                          AMOUNTS)
ASSETS
Current Assets
Cash and cash equivalents...................................       $  1,981       $  1,940
  Accounts receivable, less allowance for doubtful accounts
     of $774, and $771, respectively........................         10,088         10,713
  Notes receivable-current portion..........................            550          2,805
  Inventories...............................................          6,390          4,899
  Deferred income taxes.....................................            707            203
  Income taxes refundable...................................             --            876
  Other.....................................................            719            738
                                                                   --------       --------
     Total current assets...................................         20,435         22,174
Notes receivable-long-term, less allowance for doubtful
  accounts of $777, and $477, respectively..................          2,713          1,633
Property, plant, and equipment
  Land......................................................            543            589
  Building and improvements.................................         11,386         11,290
  Machinery and equipment...................................         38,323         40,973
                                                                   --------       --------
                                                                     50,252         52,852
  Less: accumulated depreciation............................        (26,984)       (26,488)
                                                                   --------       --------
                                                                     23,268         26,364
Other assets................................................          1,450          1,596
                                                                   --------       --------
Total assets................................................       $ 47,866       $ 51,767
                                                                   ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................       $  1,953       $  2,308
  Accounts payable..........................................          2,351          3,222
  Book overdraft............................................             --            337
  Accrued liabilities:
  Salaries and wages........................................          2,120          1,509
     Other..................................................          1,559            790
                                                                   --------       --------
       Total current liabilities............................          7,983          8,166
Long-term debt, less current maturities.....................          2,800          4,753
Deferred income taxes.......................................          4,019          4,170
Commitments and contingencies...............................             --             --
Shareholder's equity
  Cumulative preferred stock, $.01 par value -- authorized
     1,000,000 shares; none issued..........................             --             --
  Common stock, $.01 par value -- authorized 15,000,000
     shares; 5,127,132 and 5,117,132 shares issued and
     outstanding, respectively..............................             51             51
  Additional paid-in capital................................         18,549         18,494
  Retained earnings.........................................         22,700         20,682
  Officer loans.............................................           (100)          (100)
                                                                   --------       --------
                                                                     41,200         39,127
  Less 1,246,563 and 450,000 shares of treasury stock at
     cost, respectively.....................................         (8,136)        (4,449)
     Total shareholder's equity.............................         33,064         34,678
                                                                   --------       --------
     Total liabilities and shareholder's equity.............       $ 47,866       $ 51,767
                                                                   ========       ========

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED MAY 31,
                                                            -----------------------------------
                                                              2000         1999         1998
                                                            ---------    ---------    ---------
                                                              (IN THOUSANDS EXCEPT SHARE AND
                                                                    PER SHARE AMOUNTS)
Net sales.................................................  $  71,338    $  67,086    $  66,951
Cost of goods sold........................................     55,888       54,242       54,545
                                                            ---------    ---------    ---------
Gross profit..............................................     15,450       12,844       12,406
Selling, general, and administrative expenses.............     12,000       10,554       10,454
                                                            ---------    ---------    ---------
Operating profit..........................................      3,450        2,290        1,952
Other income (expense):
  Interest expense........................................       (600)        (627)      (1,968)
  Interest and other income...............................        619          609        1,409
                                                            ---------    ---------    ---------
Earnings from continuing operations before income taxes...      3,469        2,272        1,393
Income tax expense........................................      1,451          877          640
                                                            ---------    ---------    ---------
Earnings from continuing operations.......................      2,018        1,395          753
Discontinued operations:
Loss from discontinued operations before income taxes.....         --           --          (57)
Loss on sale of discontinued operations before income
  taxes...................................................         --           --         (859)
Income tax expense........................................         --           --            4
                                                            ---------    ---------    ---------
Loss from discontinued operations.........................         --           --         (920)
                                                            ---------    ---------    ---------
Net earnings (loss).......................................  $   2,018    $   1,395    $    (167)
                                                            =========    =========    =========
Net earnings (loss) per share -- Basic:
  Continuing..............................................  $    0.47    $    0.30    $    0.16
  Discontinued............................................         --           --        (0.20)
                                                            ---------    ---------    ---------
  Total...................................................  $    0.47    $    0.30    $   (0.04)
                                                            =========    =========    =========
Net Earnings (loss) per share -- Diluted:
  Continuing..............................................  $    0.47    $    0.30    $    0.16
  Discontinued............................................         --           --        (0.20)
                                                            ---------    ---------    ---------
  Total...................................................  $    0.47    $    0.30    $   (0.04)
                                                            =========    =========    =========
Weighted average number of shares outstanding
  Basic...................................................  4,308,382    4,667,132    4,662,460
                                                            =========    =========    =========
  Diluted.................................................  4,323,834    4,667,542    4,692,522
                                                            =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  YEARS ENDED MAY 31
                              -------------------------------------------------------------------------------------------
                                 COMMON STOCK        ADDITIONAL                              TREASURY STOCK
                              -------------------     PAID-IN      RETAINED    OFFICER    --------------------
                               SHARES      AMOUNT     CAPITAL      EARNINGS     LOAN       SHARES      AMOUNT      TOTAL
                              ---------    ------    ----------    --------    -------    ---------    -------    -------
                                                          (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at June 1, 1997...    5,099,382     $51       $18,415      $19,454      $  --       450,000    $(4,449)   $33,471
  Exercise of employee
    stock options.........       17,750      --            79           --         --            --         --         79
  Net loss for 1998.......           --      --            --         (167)        --            --         --       (167)
                              ---------     ---       -------      -------      -----     ---------    -------    -------
Balance at May 31, 1998...    5,117,132      51        18,494       19,287         --       450,000     (4,449)    33,383
  Net earnings for 1999...           --      --            --        1,395         --            --         --      1,395
  Officer loan............           --      --            --           --       (100)           --         --       (100)
                              ---------     ---       -------      -------      -----     ---------    -------    -------
Balance at May 31, 1999...    5,117,132      51        18,494       20,682       (100)      450,000     (4,449)    34,678
  Exercise of employee
    stock options.........       10,000      --            55           --         --         9,312        (55)        --
  Purchase of Treasury
    Stock.................           --      --            --           --         --       787,251     (3,632)    (3,632)
  Net earnings for 2000...           --      --            --        2,018         --            --         --      2,018
                              ---------     ---       -------      -------      -----     ---------    -------    -------
Balance at May 31, 2000...    5,127,132     $51       $18,549      $22,700      $(100)    1,246,563    $(8,136)   $33,064
                              =========     ===       =======      =======      =====     =========    =======    =======

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED MAY 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................    $ 2,018    $ 1,395    $  (167)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
  Depreciation and amortization.............................      3,820      3,910      4,850
  Provision for doubtful accounts...........................      1,010        188        640
  (Gain) loss on sale of assets.............................        154         93     (1,339)
  Loss on sale of subsidiaries..............................         --         --        859
  Gain on sale of facility..................................         --         --       (583)
  Deferred income taxes.....................................       (655)       610        754
Change in assets and liabilities, net of effects of
  acquisitions and disposals of businesses:
  Accounts and notes receivable.............................        790      1,154       (475)
  Inventories...............................................     (1,491)       922      1,227
  Income taxes..............................................      1,515         15       (176)
  Accounts payable..........................................       (871)    (1,481)     2,010
  Accrued liabilities.......................................        741       (580)     1,296
  Other.....................................................         46        162        261
                                                                -------    -------    -------
          Net cash provided by operating activities.........      7,077      6,388      9,157
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment..............     (1,420)    (3,397)    (1,157)
  Proceeds from sale of assets..............................        661         37      2,348
  Purchase of businesses....................................         --     (2,492)    (1,155)
  Proceeds from sale of subsidiaries........................         --         --      5,618
  Proceeds from sale of facility............................         --         --      3,650
  Loan to officer...........................................         --       (100)        --
                                                                -------    -------    -------
          Net cash provided by (used in) investing
            activities......................................       (759)    (5,952)     9,304
                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in revolving credit borrowings...................         --         --     (3,416)
  Increase (decrease) in book overdraft.....................       (337)       337     (1,605)
  Payments on long-term borrowings..........................     (2,308)    (1,658)   (10,694)
  Exercise of stock options.................................         --         --         79
  Purchase of treasury stock................................     (3,632)        --         --
                                                                -------    -------    -------
          Net cash used in financing activities.............     (6,277)    (1,321)   (15,636)
                                                                -------    -------    -------
Net increase (decrease) in cash.............................         41       (885)     2,825
Cash and cash equivalents at beginning of year..............      1,940      2,825         --
                                                                -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $ 1,981    $ 1,940    $ 2,825
                                                                =======    =======    =======

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

Principles of Consolidation

     The consolidated financial statements include all the accounts of Outlook Group Corp. and its wholly owned subsidiaries: Outlook Label Systems, Inc. ("Outlook Label"); Outlook Foods, Inc. ("Outlook Foods") -- see Note L; and Outlook Packaging, Inc. ("Outlook Packaging").

     All inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Revenue Recognition

     Revenue is recognized when services have been completed and the product has been shipped.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less at time of purchase.

Accounts and Notes Receivable

     As of May 31, 2000 and 1999, 13% and 31%, respectively, of the accounts receivable balance relates to three clients.

     Notes receivable at May 31, 2000 and 1999 were $3,263,000 and $4,438,000, respectively. The amounts recorded are net of reserves for potential uncollectibility of $777,000 and $477,000, respectively. The carrying value of these notes approximates fair value as they are interest bearing at rates that approximate market.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements..................................    10-40 years
Machinery and equipment.....................................     5-10 years

     Depreciation expense was $3,701,000, $3,825,000, and $4,784,000 for the years ended May 31, 2000, 1999 and 1998, respectively. Significant additions or improvements extending the useful lives of assets are capitalized. Repairs and maintenance are charged to earnings as incurred. Upon retirement or disposal of assets, the applicable costs and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" during fiscal 1998.

     Applying the criteria established by FAS 121, the Company determined that certain assets were impaired and recorded a reserve of $438,000 and $150,000 as of May 31, 2000 and 1999, respectively, based upon fair market value of the assets.

INTANGIBLE ASSETS

     Intangible assets are included within Other assets and include goodwill, which represents costs in excess of net assets of businesses acquired, loan costs and capital lease placement fees. These intangibles are being amortized over periods ranging from 4 years to 25 years, using the straight-line method. The Company continually reviews goodwill and other intangibles to assess recoverability from estimated future results of operations and cash flows at the aggregate business unit level.

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

                                                                2000           1999           1998
                                                              ---------      ---------      ---------
Basic EPS.................................................    4,308,382      4,667,132      4,662,460
Effect of Dilutive Securities --
  Stock Options...........................................       15,452            410         30,062
                                                              ---------      ---------      ---------
Diluted EPS...............................................    4,323,834      4,667,542      4,692,522
                                                              =========      =========      =========

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 established standards for accounting for derivatives and hedging activities. The effective application date of this standard has been deferred by the release of FAS 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." FAS 137 defers application of FAS 133 to the Company's 2001 fiscal year. At this time, the Company does not have any derivatives or hedging activities that would be affected by FAS 133.

     During 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The SAB is effective for the Company's 2001 fiscal year. The Company is currently evaluating the bulletin and the reporting implications thereof. At this time, the Company does not expect this will have a material effect on the Company's consolidated financial statements.

NOTE B -- INVENTORIES

     Inventories consist of the following at May 31:

                                                                 2000        1999
                                                                ------      ------
                                                                  (IN THOUSANDS)
Raw materials...............................................    $3,306      $2,305
Work in process.............................................     1,092       1,107
Finished Goods..............................................     1,992       1,487
                                                                ------      ------
     Total..................................................    $6,390      $4,899
                                                                ======      ======

NOTE C -- LONG-TERM DEBT

     Long-term debt consists of the following at May 31:

                                                                 2000        1999
                                                                ------      ------
                                                                  (IN THOUSANDS)
Term note payable, due in quarterly principal installments
  ranging from $369,327 to $383,334 on June 16, 2000 and
  September 16, 2000, plus interest at a weighted average
  interest rate (8.25% at May 31, 2000).....................    $  753      $2,261
Industrial development bond, due in semi-annual principal
  installments of $400,000 from February 1, 2000 through
  August 1, 2004, plus interest at a floating rate
  determined by a remarking agent (4.45% at May 31, 2000)...     3,600       4,000
Industrial development bond, due in annual principal
  installments of $400,000 through September 1, 2000, plus
  interest at a floating rate determined by a remarking
  agent (4.50% at May 31, 2000).............................       400         800
                                                                ------      ------
                                                                 4,753       7,061
Less current maturities.....................................     1,953       2,308
                                                                ------      ------
                                                                $2,800      $4,753
                                                                ======      ======

     At May 31, 2000, future maturities of long-term debt were as follows:

                                                              (IN THOUSANDS)
2001........................................................      $1,953
2002........................................................         800
2003........................................................         800
2004........................................................         800
2005........................................................         400
                                                                  ------
Total.......................................................      $4,753
                                                                  ======

     On May 12,1999 the Company entered into an Amended and Restated Loan and Security Agreement (the "Agreement") with its bank, which provided revised credit facilities. Under the Agreement, the lender provides a $15,000,000 credit facility comprised of a revolving line of credit commitment (the "Revolver") and Letters of Credit. Borrowings under the Revolver bear interest, at the Company's option, at a bank determined reference rate or an IBOR based rate. At May 31, 2000 the Company had no borrowings under the Revolver and had outstanding letters of credit in the amount of $4,000,000 in support of outstanding industrial development bonds.

     Substantially all of the Company's assets have been pledged as collateral on the various debt agreements. The creditors party to the term note and revolving credit arrangements have a priority security interest over the remaining creditors. The term note, revolving credit agreements, and industrial development bond obligations are subject to the terms of certain agreements which contain provisions setting forth, among other things, fixed charges restrictions, net worth and debt-to-equity requirements, and restrictions on property and equipment additions, loans, investments, other borrowings, and acquisitions and redemption's of the Company's stock or the issuance of stock except for cash. Additionally, the Company may not pay cash dividends without the prior consent of certain of its lenders. The carrying amounts of the Company's long-term debt approximates its fair value based on rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

NOTE D -- EMPLOYEE BENEFIT PLANS

     The Company offers a 401(k) savings plan for all employees that meet certain eligibility requirements. Employee contributions to the plan are made through payroll deductions. In addition, the Company matches 40-50% of the first 6% of each employee's contribution. Employer matching contributions under the 401(k) plan for the years ended May 31, 2000, 1999, and 1998 were $217,000, $184,000, and $259,000, respectively.

     The Company is not obligated to provide any post-retirement medical or life insurance benefits or any post-employment benefits to its employees.

NOTE E -- INCOME TAXES

     The provision (benefit) for income taxes from continuing operations consist of the following:

                                                                 2000       1999      1998
                                                                ------      ----      -----
                                                                      (IN THOUSANDS)
Current:
  Federal...................................................    $1,845      $138      $ 201
  State.....................................................       261       129        138
                                                                ------      ----      -----
                                                                 2,106       267        339
                                                                ------      ----      -----
Deferred:
  Federal...................................................      (619)      501        499
  State.....................................................       (36)      109       (198)
                                                                ------      ----      -----
                                                                  (655)      610        301
                                                                ------      ----      -----
                                                                $1,451      $877      $ 640
                                                                ======      ====      =====

     The reconciliation of income tax from continuing operations computed at the statutory federal income tax rate to the Company's effective income tax rate, expressed as a percentage of pre-tax earnings is as follows:

                                                                2000      1999      1998
                                                                ----      ----      -----
Statutory federal income tax rate...........................    34.0%     34.0%      34.0%
State income taxes, net.....................................     4.2%      6.9%       6.6%
Decrease in valuation allowance.............................      --        --      (14.9)%
Provision for estimated additional income tax...............      --        --       20.2%
Other.......................................................     3.6%     (2.3)%       --
                                                                ----      ----      -----
                                                                41.8%     38.6%      45.9%
                                                                ====      ====      =====

     The components of the net deferred income tax liability as of May 31, 2000 and 1999 were as follows:

                                                               2000      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Employee benefits.........................................  $  219    $  184
  Inventory.................................................     100       120
  Accounts receivable.......................................     201      (130)
  Tax carryforwards.........................................     362       554
  Other.....................................................      26        39
                                                              ------    ------
                                                                 908       767
                                                              ------    ------
Deferred tax liabilities:
  Property, plant and equipment.............................   4,072     4,600
  Barrier installment sale..................................     131       132
  Other.....................................................      17         2
                                                              ------    ------
                                                               4,220     4,734
                                                              ------    ------
Net deferred income tax liability...........................  $3,312    $3,967
                                                              ======    ======

     The Company has certain loss and tax credit carryforwards for state income tax purposes that, net of related federal income taxes, approximate $362,000. Those state carryforwards expire in varying amounts through 2014.

     During 1998 the Company reversed a $207,000 valuation allowance previously recorded against certain state carryforwards. The Company reassessed its ability to recover these amounts in the future.

NOTE F -- STOCK OPTIONS

     In 1990, the shareholders approved the 1990 Stock Option Plan (the "1990 Plan") which provides for the granting of options as an incentive to officers and certain key salaried employees. The 1990 Plan provides for the issuance of up to 200,000 shares of common stock at an exercise price that may not be less than the market price of the common stock on the date of the grant. Options granted prior to 1996 became exercisable six months after the date of grant. Options granted during 1996 and 1997 became exercisable one year after the date of grant. Options granted during 1999 became exercisable six months after grant. In addition, during fiscal 1997, the company granted its non-employee directors stock options for a total of 18,000 shares apart from the 1990 Plan. As of May 31, 2000 there are 167,750 options outstanding under the 1990 plan. No additional options can be awarded under the 1990 plan.

     In 1999, the shareholders approved the 1999 Stock Option Plan ("the 1999 Plan") which also provides for the granting of stock as an incentive to officers and certain key salaried employees. The 1999 plan provides for the issuance of options up to 200,000 shares of common stock at an exercise price that may not be less than the market price of the common stock on the date of the grant. Options granted during fiscal year 2000 become exercisable over a three year vesting period from the date of the grant. As of May 31, 2000 there are 95,000 options outstanding under the 1999 plan.

     Transactions under the option plans during the years ended May 31, 2000, 1999, and 1998 are summarized as follows:

                                             2000                 1999                 1999
                                      ------------------   ------------------   ------------------
                                                WEIGHTED             WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                      SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                      -------   --------   -------   --------   -------   --------
Options outstanding, beginning of
  year..............................  161,000    $4.46     133,000    $6.01     150,750    $5.16
Granted.............................  151,750     4.86      86,500     3.94          --       --
Exercised...........................  (10,000)    5.50          --       --     (17,750)    4.44
Expired.............................  (22,000)    4.72     (58,500)    4.47          --       --
                                      -------    -----     -------    -----     -------    -----
Options outstanding, end of year....  280,750    $4.62     161,000    $4.46     133,000    $6.01
                                      =======    =====     =======    =====     =======    =====

     The outstanding stock options at May 31, 2000 have a range of exercise prices between $3.94 and $5.81 per share, a weighted average contractual life of approximately 5 years, and a maximum term of 10 years from the date of grant. At May 31, 2000, 280,750 options are exercisable at a weighted average exercise price of $4.62. The weighted average fair value at date of grant for options granted during 2000 and 1999 was $1.49 and $1.22, respectively. The fair value of options, at date of grant, for options granted in 2000 and 1999, was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                                 2000        1999
                                                              -----------    -----
Expected life (years).......................................            2        2
Risk-free interest rate.....................................  5.77%-6.77%    4.73%
Expected Volatility.........................................        45.1%    50.0%
Expected dividend yield.....................................           --       --

     The Company applies Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the statement of operations. Had compensation cost been determined under an alternative method suggested by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect on the 2000, 1999 and 1998 net earnings
(loss) would have been $(135,000), ($95,000), and $(29,000), respectively. The pro forma effect on the 2000, 1999, and 1998 earnings (loss) per share would have been $(.03), $(.03) diluted, $(.02), $(.02) diluted, and $(.01), $(.01)
diluted, respectively.

NOTE G -- COMMITMENTS AND CONTINGENCIES

     The Company has a number of operating lease agreements primarily involving manufacturing equipment and warehouse space. These leases are non-cancelable and expire on various dates through 2004.

     The following is a schedule, by fiscal year, of the rental payments due under non-cancelable operating leases, as of May 31, 2000:

                                                              (IN THOUSANDS)
                                                              --------------
2001........................................................      $1,526
2002........................................................       1,615
2003........................................................       1,436
2004........................................................       1,384
2005........................................................       1,384
Thereafter..................................................       1,088
                                                                  ------
Total.......................................................      $8,434
                                                                  ======

     Rent expense for the years ended May 31, 2000, 1999 and 1998, was $2,308,000, $2,318,000, and $2,517,000, respectively.

     The Company has been named as a defendant in an action captioned Barrier Films Ltd. -- New York ["Barrier-NY"] versus Outlook Group, Inc., and Joseph Baksha, filed in the Supreme Court of the State of New York (Suffolk County), Index No. 99-08965, on April 29, 1999. The Company moved the case to the U.S. District Court for the Eastern District of New York, Civil No. 99-CV-3057 (LDW), on June 1, 1999.

     This suit alleges various causes of action which arise out of the acquisition of Barrier Films Corporation ("BFC") by Barrier-NY from the Company in May 1997. Barrier's complaint, as amended, has multiple counts, with overlapping claims that can be summarized as: (a) various allegations and causes of action arising from the alleged failure of the Company to comply with closing obligations relating to consents by former BFC officers under their employment agreements; (b) alleged tortuous interference with Barrier-NY's client relationship with a client of BFC prior to the transaction; (c) various claims that the Company failed to comply with its obligations under a related Rebate and Supply Agreement; (d) allegations that the Company either misappropriated or disclosed certain confidential BFC information, and (e) a request for a judgment declaring the 1997 promissory note executed by Barrier-NY in the BFC acquisition unenforceable, null and void. Because the complaint presents overlapping claims, and requests multiple awards of damages for the same underlying facts, determining the actual amount at issue is uncertain; however, all of the claims made total $27.65 million, plus elimination of the note, plus requests for costs and punitive damages, without any attempt to adjust the claims for multiple requests resulting from overlapping causes of action.

     The Company has answered denying liability and has counter-claimed for more than $2.8 million, plus costs and other damages, as a result of Barrier-NY's failure to make payments due the Company under a promissory note and the Purchase and Sale Agreement in connection with the sale of BFC. The litigation remains at an early stage, and discovery is still at early stages. However, the Company has served Barrier-NY with a motion for judgment dismissing 15 of the 19 causes of action in Barrier-NY's amended complaint and for a judgment of liability on the Company's counterclaim. The Company has also served a motion that whatever remains of the litigation be transferred to the Eastern District of Wisconsin, based on improper venue in the Eastern District of New York. The court has not yet taken action on the motions. The Company believes that Barrier-NY's claims are without merit and intends to defend the matter, and to pursue its counterclaim, vigorously and aggressively.

     In a separate matter, Outlook Packaging, Inc., has commenced an action in the U.S. District Court for the Eastern District of Wisconsin against BFC (Case No. 00-C-0202). In this suit, which seeks monetary damages, Outlook Packaging alleges misrepresentation, tortuous interference and breach of warranty against BFC, based upon certain films produced by BFC for Outlook Packaging.

     BFC has answered the complaint making counterclaims against Outlook Packaging that mirror Barrier-NY's claims in the litigation discussed above, and has filed a motion requesting that the Wisconsin case be dismissed or consolidated with the case Barrier-NY filed in the Eastern District of New York. Outlook Packaging is challenging that request. Discovery is in its early stages in this matter. Outlook Packaging believes that BFC's counterclaims are without merit, and intends to defend the matter, and to pursue its claims, vigorously and aggressively.

     In the event of an adverse final judgement in this claim, the Company's consolidated financial position and results of operations could be materially affected.

NOTE H -- OPERATING SEGMENTS AND MAJOR CLIENTS

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1999 which changes the way the Company reports information about its operating segments. The information for 1998 has been restated from the prior year's presentation in order to conform to the 2000 presentation.

     The Company has three reportable segments that are strategic business units that offer different products and services. These business units are: Outlook Graphics, Outlook Label Systems, and Outlook Packaging. Outlook Graphics produces custom printed products on a wide range of media including newsprint, coated paper, and heavy board, including paperboard packaging. Outlook Graphics also provides finishing services, contract packaging, direct marketing, and collateral information management and distribution services. Outlook Label Systems manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, cartons, and sweepstakes and specialty game pieces. Flexographic printing and laminating of flexible packaging films is handled by the Outlook Packaging business unit.

     The accounting policies of the reportable segments are the same as those described in Note A, Summary of Significant Accounting Policies. The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units.

     Summarized financial information for the years ended May 31, 2000, 1999 and 1998 are as follows:

                                                                LABEL
             CONTINUING OPERATIONS                 GRAPHICS    SYSTEMS    PACKAGING    ALL OTHER     TOTAL
             ---------------------                 --------    -------    ---------    ---------    -------
2000
Net sales......................................    $36,695     $18,463     $16,760      $  (580)    $71,338
Depreciation and amortization..................      1,963         889         938           30       3,820
Interest income................................          5          --           7          417         429
Interest expense...............................         --          39         246          315         600
Income tax expense (benefit)...................        515       1,085        (353)         204       1,451
Net earnings (loss)............................      2,185       1,745        (639)      (1,273)      2,018
Total assets...................................    $27,333     $ 8,046     $12,487      $    --     $47,866
                                                   =======     =======     =======      =======     =======
1999
Net sales......................................    $37,519     $14,578     $15,546      $  (557)    $67,086
Depreciation and amortization..................      1,961         917       1,003           29       3,910
Interest income................................         --          --           5          439         444
Interest expense...............................         --          73         228          326         627
Income tax expense (benefit)...................        986         505        (643)          29         877
Net earnings (loss)............................      1,629         890      (1,140)          16       1,395
Total assets...................................    $31,154     $ 7,516     $13,097      $    --     $51,767
                                                   =======     =======     =======      =======     =======
1998
Net sales......................................    $31,923     $15,624     $20,242      $  (838)    $66,951
Depreciation and amortization..................      2,214       1,017       1,020           29       4,280
Interest income................................         --          --          26          389         415
Interest expense...............................         --         345       1,042          581       1,968
Income tax expense (benefit)...................         44         331         326          (61)        640
Net earnings (loss)............................     (1,030)      1,681        (597)         699         753
Total assets...................................    $31,404     $ 8,221     $13,832      $    --     $53,457
                                                   =======     =======     =======      =======     =======

     During the years ended May 31, 2000, 1999, and 1998, the Company had sales to certain clients that accounted for more than 10% of the Company's net sales from continuing operations, as follows:

                                                                2000    1999    1998
                                                                ----    ----    ----
America Online, Inc.........................................     12%     13%      1%
Kimberly Clark..............................................      7%     12%      9%
Kraft Foods, Inc............................................      8%      6%     10%

NOTE I -- SUPPLEMENTAL CASH FLOW INFORMATION

     In 1998 the Company sold its wholly owned subsidiary, Outlook Foods, and accepted a $1,500,000 note in partial consideration for the sale.

     Cash paid during the year:

                                                                 2000      1999      1998
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Interest....................................................    $  427    $  691    $1,805
Income taxes................................................    $1,229    $  242    $  505

NOTE J -- ACQUISITIONS AND DISPOSITIONS

     In November 1997, the Company acquired selected operations of General Converting, another flexible packaging company, which Outlook Packaging was able to continue in its existing Oak Creek facilities. In February 1999, the Company acquired specified additional business of Plicon Corporation. In October 1998, the Company acquired selected assets of Precision Paper Converters, Inc.; the acquired assets and operation have been integrated into Outlook Graphics. In March 1999, the Company acquired certain assets of Kostner Graphics that the Company has integrated into its Outlook Graphics operations. The excess of the cost over the estimated fair values of the assets acquired during the year ended May 31, 1999 are being amortized over a 10 year life. The total purchase in fiscal 1999 and 1998 were $2.5 million and $1.2 million, respectively. Goodwill recorded for the fiscal year 2000, 1999 and 1998 were $0, $325,000 and $635,000, respectively. Pro forma statements of operations for fiscal 2000, 1999 and 1998 reflecting these acquisitions are not shown as they would not differ materially from the reported results.

NOTE K -- FOURTH QUARTER RESULTS

     Fourth quarter write-offs related to receivables and inventories decreased the fiscal 2000 fourth quarter earnings before income tax by approximately $453,000.

NOTE L -- DISCONTINUED OPERATIONS

     During the second quarter of fiscal 1997, the Company adopted a formal plan to dispose of Outlook Foods, the Company's food processing operations involved primarily in dry-blended food processing and packaging. On May 1, 1998, Outlook Foods was sold to Lake Country Foods. Lake Country Foods is owned by the former Chairman and CEO, and then a greater than 5% shareholder of the Company. During 1998 Outlook Foods incurred an operating loss of $60,000 through the date of disposal. Net sales generated from Outlook Foods were $15,460,000 for the year ended May 31, 1998.

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

     Oversight of management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee that consists solely of outside directors. The committee meets periodically with financial management to ensure that it is meeting its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The independent accountants have free access to meet with the Audit Committee without management's presence.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
  Outlook Group Corp. and Subsidiaries
Neenah, Wisconsin

     Our audits of the consolidated financial statements referred to in our report dated June 26, 2000, (which report and consolidated financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
June 26, 2000

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                    ADDITIONS
                                                        BALANCE     CHARGED TO
                                                       BEGINNING    COSTS AND                     BALANCE
                                                        OF YEAR      EXPENSES     DEDUCTIONS    END OF YEAR
                                                       ---------    ----------    ----------    -----------
YEAR ENDED MAY 31, 2000
Allowance for doubtful accounts....................     $  771         $710          $707         $  774
YEAR ENDED MAY 31, 1999
Allowance for doubtful accounts....................      1,575          188           992            771
YEAR ENDED MAY 31, 1998
Allowance for doubtful accounts....................      1,124          640           189          1,575

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OUTLOOK GROUP CORP.

August 17, 2000
                                          By /s/ RICHARD C. FISCHER
                                            ------------------------------------
                                            Richard C. Fischer, Chairman

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF AUGUST 17, 2000.

             SIGNATURE AND TITLE                            SIGNATURE AND TITLE
             -------------------                            -------------------

           /s/ RICHARD C. FISCHER                          /s/ JEFFRY H. COLLIER
---------------------------------------------  ---------------------------------------------
     Richard C. Fischer, Chairman, Chief                Jeffry H. Collier, Director
       Executive Officer and Director
        (principal executive officer)

             /s/ PAUL M. DREWEK                             /s/ JAMES L. DILLON
---------------------------------------------  ---------------------------------------------
               Paul M. Drewek                            James L. Dillon, Director
           Chief Financial Officer
(principal financial and accounting officer)

            /s/ JOSEPH J. BAKSHA                              /s/ PAT RICHTER
---------------------------------------------  ---------------------------------------------
    Joseph J. Baksha, President and Chief                  Pat Richter, Director
         Operating Officer; Director

            /s/ HAROLD J. BERGMAN                         /s/ A. JOHN WILEY, JR.
---------------------------------------------  ---------------------------------------------
         Harold J. Bergman, Director                   A. John Wiley, Jr., Director

                              OUTLOOK GROUP CORP.
                                (THE "COMPANY")
                                 EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 2000

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------   ---------------------------------         -------------------         --------------
 3(i)     Restated Articles of               Exhibit 3(i) to the Company's
          Incorporation of the Company as    Annual Report on Form 10-K for
          amended through November 1, 1994   the fiscal year ended May 31,
                                             1995 ("1995 10-K")

 3(ii)    Restated Bylaws of the Company     Exhibit 3(ii) to the Company's
          (as adopted on August 19, 1998)    Annual Report on Form 10-K for
                                             the fiscal year ended May 31,
                                             1998 ("1998 10-K")

 4.1      Articles III, IV and VI of the     Contained in Exhibit 3.1 hereto
          Restated Articles of
          Incorporation of the Company

 4.2(a)   Amended and Restated Note          Exhibit 4.1 to the Company's
          Purchase Agreement dated November  Quarterly Report on Form 10-Q for
          5, 1996 between the Company and    the quarter ended November 29,
          State of Wisconsin Investment      1996 ("11/96 10-Q")
          Board*

 4.2(b)   Waiver and Amendment thereto       Exhibit 4.2(b) to the Company's
          dated August 21, 1997              Annual Report on Form 10-K for
                                             the fiscal year ended May 31,
                                             1997 ("1997 10-K")

 4.3      Amended and Restated Loan and      Exhibit 4.3(b) to the Company's
          Security Agreement dated May 12,   Annual Report on Form 10-K for
          1999 among the Company and its     the fiscal year ended May 31,
          subsidiaries and Bank of America   1999 ("1999 10-K")
          National Trust and Savings
          Association*

 4.4(a)   Reimbursement Agreement dated      Exhibit 4.4(a) to the Company's
          August 1, 1994 between Outlook     Annual Report on Form 10-K for
          Packaging, Inc. ("Packaging") and  the fiscal year ended May 31,
          Firstar Bank, relating to          1994 ("1994 10-K")
          $4,000,000 City of Oak Creek
          Industrial Revenue Bonds*

 4.4(b)   Related Corporate Guarantee        Exhibit 4.4(b) to the 1994 10-K
          Agreement dated August 1, 1994 by
          the Company*

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------   ---------------------------------         -------------------         --------------
 4.5      Loan Agreement dated as of         Exhibit 4.6 to the Company's
          September 1, 1990 by and between   Registration Statement on Form
          City of Neenah, Wisconsin and      S-1 (No. 33-36641), as amended by
          Olympic Label Systems, Inc.        Amendment No. 1 thereto ("S-1")
          (n/k/a Outlook Label Systems,
          Inc.) ("Outlook Label"), relating
          to $4,000,000 Industrial
          Development Revenue Bonds

10.1      1990 Stock Option Plan**           Exhibit 10.1 to S-1

10.2(a)   Employment Agreement dated as of   Exhibit 10.10 to 1997 10-K
          June 1, 1997 between the Company
          and Joseph J. Baksha**

10.2(b)   Term Note dated July 22, 1998 of   Exhibit 10.3(b) to 1998 10-K
          Mr. Baksha to the Company, as
          contemplated by the Employment
          Agreement**

10.3(b)   Lease Amendment #1 thereto dated   Exhibit 10.7(b)(ii) to the
          March 31, 1992                     Company's Annual Report on Form
                                             10-K for the fiscal year ended
                                             May 31, 1992 ("1992 10-K")

10.4      401(k) Savings Plan (as amended    Exhibit 10.11 to S-1
          and restated effective as of
          January 1, 1989) including the
          Defined Contribution Regional
          Prototype Plan and Trust Document
          and the Adoption Agreement
          thereto**

10.5      Master Lease Agreement dated       Exhibit 10.6 to 1997 10-K
          March 13, 1997 between the
          Company and General Electric
          Corporation*

10.6      Letter of Credit Agreements No.    Exhibit 10.7 to 1997 10-K
          One and No. Two dated March 13,
          1997 between Outlook Group Corp.
          and General Electric Corporation

10.7      Form of the Company's Non-         Exhibit 10.15 to Amendment No. 1
          Qualified Stock Option Agreement   to 1997 10-K
          (for non-employee directors)

10.8      1999 Stock Option Plan**           Appendix A to Proxy Statement for
                                             1999 Annual Meeting of
                                             Shareholders

21.1      List of subsidiaries of the                                                 X
          Company

23.1      Consent of PricewaterhouseCoopers                                           X
          LLP

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------   ---------------------------------         -------------------         --------------
24.1      Powers of Attorney                                                    Signature Page
                                                                                to this Report
27        Financial Data Schedule                                                     X

-------------------------
* Excluding exhibits and/or schedules which are identified in the document. The Company agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request.

** Designates compensatory plans and agreements for executive officers.