Form 10-Q
period 2000-09-02
OUTLOOK GROUP CORP
filed 2000-10-06
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 2, 2000

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

                                 (920) 722-2333
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

   3,880,569 shares of common stock, $.01 par value, were outstanding at September 29, 2000.

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

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Form 10-K. The May 31, 2000 Condensed Consolidated Balance Sheet Data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           SEPTEMBER 2,                   MAY 31,
                              ASSETS                                           2000                        2000
===================================================================        ------------                ------------
 Current Assets

 Cash and cash equivalents                                                 $          -                $      1,981
 Accounts receivable, less allowance for                                          9,796                      10,088
 doubtful accounts of $1,097 and $774, respectively
 Notes receivable-current portion                                                   502                         550
 Inventories                                                                      7,039                       6,390
 Deferred income taxes                                                              707                         707
 Other                                                                              662                         719
                                                                           ------------                ------------

 Total current assets                                                            18,706                      20,435

 Notes receivable-long term, less allowance for                                   2,592                       2,713
 doubtful accounts of $777 at both dates

 Property, plant, and equipment
      Land                                                                          817                         543
      Building and improvements                                                  11,991                      11,386
      Deposits on machinery and equipment                                         3,718                           -
      Machinery and equipment                                                    39,593                      38,323
                                                                           ------------                ------------
                                                                                 56,119                      50,252
 Less: accumulated depreciation                                                 (27,881)                    (26,984)
                                                                           ------------                ------------

                                                                                 28,238                      23,268
 Other assets                                                                     1,443                       1,450
                                                                           ------------                ------------

 Total assets                                                              $     50,979                $     47,866
                                                                           ============                ============


               LIABILITIES AND SHAREHOLDERS' EQUITY
===================================================================
 Current Liabilities

 Current maturities of long-term debt                                      $      1,169                $      1,953
 Short-term borrowings                                                            2,250                           -
 Accounts payable                                                                 3,816                       2,351
 Accrued liabilities:
    Salaries and wages                                                            1,786                       2,120
    Other                                                                         1,928                       1,559
                                                                           ------------                ------------

 Total current liabilities                                                       10,949                       7,983
 Long-term debt,  less current maturities                                         2,400                       2,800
 Deferred income taxes                                                            4,019                       4,019

 Shareholders' Equity
 Cumulative preferred stock                                                           -                           -
 Common stock (5,127,132 shares at both dates)                                       51                          51
 Additional paid-in capital                                                      18,549                      18,549
 Retained earnings                                                               23,247                      22,700
 Treasury stock (1,246,563 shares at both dates)                                 (8,136)                     (8,136)
 Officer loans                                                                     (100)                       (100)
                                                                           ------------                ------------

 Total shareholders' equity                                                      33,611                      33,064
                                                                           ------------                ------------

 Total liabilities and  shareholders' equity                               $     50,979                $     47,866
                                                                           ============                ============

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 THREE-MONTH PERIOD ENDED
                                                                                        SEPTEMBER 2, 2000           AUGUST 28, 1999
                                                                                        -----------------           ---------------
NET SALES                                                                                  $    17,638                $    16,043

  COST OF GOODS SOLD                                                                            13,583                     12,608
                                                                                           -----------                -----------

   GROSS PROFIT                                                                                  4,055                      3,435

SELLING, GENERAL, AND
ADMINISTRATIVE  EXPENSES                                                                         3,176                      2,854
                                                                                           -----------                -----------

   OPERATING PROFIT                                                                                879                        581

OTHER INCOME (EXPENSE):

INTEREST EXPENSE                                                                                   (93)                      (106)
INTEREST AND OTHER INCOME                                                                          107                         92
                                                                                           -----------                -----------
  EARNINGS FROM OPERATIONS
  BEFORE INCOME TAXES                                                                              893                        567

INCOME TAX EXPENSE                                                                                 346                        214
                                                                                           -----------                -----------



     NET EARNINGS                                                                          $       547                $       353
                                                                                           ===========                ===========

NET EARNINGS PER COMMON SHARE - BASIC                                                      $      0.14                $      0.08

NET EARNINGS PER COMMON SHARE - DILUTED                                                    $      0.14                $      0.08

 WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING-BASIC                                                          3,880,569                  4,650,300
                                                                                           ===========                ===========

 WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING-DILUTED                                                        3,946,048                  4,650,300
                                                                                           ===========                ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        THREE-MONTH PERIOD ENDED
                                                                                                SEPTEMBER 2, 2000    AUGUST 28, 1999
                                                                                                -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                                         $   547             $   353

      Adjustments to reconcile net earnings to net cash provided by operating activities:

      Depreciation and amortization                                                                      938                 976
      Provision for doubtful accounts                                                                    323                 239
      Loss on sale of assets                                                                              (1)                 14
 Change in assets and liabilities:
      Accounts and notes receivable                                                                      351               1,530
      Inventories                                                                                       (596)               (434)
      Other                                                                                               34                (267)
      Accounts payable                                                                                 1,298                (293)
      Accrued liabilities                                                                                (10)                199
      Income taxes refundable                                                                             --                 184
                                                                                                     -------             -------

 Net cash provided by operating activities                                                             2,884               2,501

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                                                              22                  21
Deposits on property, plant, and equipment                                                            (3,718)               --
Acquisition of  property, plant, and equipment                                                        (2,235)               (378)
                                                                                                     -------             -------
Net cash used in investing activities                                                                 (5,931)               (357)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease  in book overdraft                                                                             --                  (337)
Short-term borrowings                                                                                  2,250                --
Payments on long-term borrowings                                                                      (1,184)               (359)
Purchase of treasury stock                                                                              --                  (179)
                                                                                                     -------             -------

Net cash provided by (used in) financing activities                                                    1,066                (875)

Net increase (decrease) in cash                                                                       (1,981)              1,269

Cash and cash equivalents at beginning of period                                                       1,981               1,940
                                                                                                     -------             -------

Cash and cash equivalents at end of period                                                           $  --               $ 3,209
                                                                                                     =======             =======


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                September 2, 2000



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

                                                               Three Month Period Ended
                                                        September 2, 2000      August 28, 1999
                                                      ---------------------- ---------------------
Weighted average shares outstanding - Basic                       3,880,569             4,650,300
Effect of dilutive securities - stock options                        65,479                     -
                                                      ---------------------- ---------------------
Weighted average shares outstanding - Diluted                     3,946,048             4,650,300
                                                      ====================== =====================


2.       Inventories:

                Inventories consist of the following (in thousands):

                                                        September 2, 2000           May 31, 2000
                                                      ----------------------    ---------------------
Raw materials                                         $                2,868    $               3,306
Work in process                                                        2,698                    1,092
Finished goods                                                         1,473                    1,992
                                                      ----------------------    ---------------------
                                                      $                7,039    $               6,390
                                                      ======================    =====================


3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense for the quarters ended September 2, 2000 and August 28, 1999 is based on the anticipated income tax rate for the entire fiscal year.

4.       Debt:

         As of September 2, 2000 the Company had borrowings of $2,250,000 on its revolving credit agreement.


5.       Reclassifications:

         Certain reclassifications have been made to the financial statements of the prior period to conform to the September 2, 2000 presentation.

6.       Accounting Periods:

         The Company elected to adopt 13 week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.


7.       Segment Reporting:

         The Company has three reportable segments that are strategic business units that offer different products and services. These business units are: Outlook Graphics, Outlook Label Systems, and Outlook Packaging. Outlook Graphics produces custom printed products on a wide range of media including newsprint, coated paper, and heavy board, including paperboard packaging. Outlook Graphics also provides finishing services, promotional contract packaging, direct mailing, and distribution services. Outlook Label Systems manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, continuous forms, cartons, and sweepstakes and specialty game pieces. Flexographic printing and the subsequent laminating of flexible packaging films are manufactured by the Outlook Packaging business unit.

         The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units. Summarized financial information for the three month periods ending September 2, 2000 and August 28, 1999 are as follows:

INCOME STATEMENT DATA:

                            THREE MONTH PERIOD ENDED                                                   THREE MONTH PERIOD ENDED
                               SEPTEMBER 2, 2000                                                            AUGUST 28, 1999

                       NET SALES     NET EARNINGS (LOSS)                                           NET SALES    NET EARNINGS (LOSS)
                       ---------     -------------------                                           ---------    -------------------
GRAPHICS               $   8,518     $               413                      GRAPHICS             $   9,119    $               527
LABEL SYSTEMS              5,094                     267                      LABEL SYSTEMS            3,594                    183
PACKAGING                  4,169                    (110)                     PACKAGING                3,401                   (261)
ALL OTHER                   (143)                    (23)                     ALL OTHER                  (71)                   (96)
                       ---------     -------------------                                           ---------    -------------------
     TOTAL             $  17,638     $               547                           TOTAL           $  16,043    $               353
                       =========     ===================                                           =========    ===================

BALANCE SHEET DATA:

                                      SEPTEMBER 2, 2000                                                            MAY 31, 2000

                                        TOTAL ASSETS                                                               TOTAL ASSETS
                                   ------------------------                                                  -----------------------
GRAPHICS                           $                 28,065                 GRAPHICS                         $                27,333
LABEL SYSTEMS                                        10,990                 LABEL SYSTEMS                                      8,046
PACKAGING                                            11,924                 PACKAGING                                         12,487
                                   ------------------------                                                  -----------------------
     TOTAL                         $                 50,979                      TOTAL                       $                47,866
                                   ========================                                                  =======================

8.       Commitments and Contingencies

         The Company is a defendant in litigation filed by Barrier films Ltd.-New York ("Barrier-NY"). This litigation, which was reported in the Company's May 31, 2000 financial statements, alleges various causes of action generally arising out of the acquisition of Barrier Films Corporation from the Company by Barrier-NY. Because the complaint presents overlapping claims, and requests multiple awards of damages of cancellations of obligations for the same underlying facts, determining the actual amount at issue is uncertain. However, all of the claims made total approximately $28 million, plus elimination of payments under Barrier-NY's promissory note to the Company, plus requests for costs and punitive damages, without any attempt to adjust the claims for multiple requests resulting from overlapping causes of action.

         The Company has answered the claims denying liability and filed a counterclaim for more than $2.6 million, plus costs and other damages. The claim is a result of Barrier-NY's failure to make payments due the Company under the 1997 promissory note and under the Purchase and Sale Agreement in connection with the sale of BFC. The Company believes that Barrier-NY's claims are without merit, and intends to defend the matter, and to pursue its counterclaim, vigorously and aggressively.

         The litigation remains at an early stage, and discovery has begun. However, the Company has served Barrier-NY with a motion for judgment dismissing 15 of the 19 causes of action in Barrier-NY's amended complaint and for a judgment of liability on the Company's counterclaim. The Company has also served a motion that whatever remains of the litigation be transferred to the Eastern District of Wisconsin, based on improper venue in the Eastern District of New York. Barrier-NY has responded to the motion, but the court has not taken action on them. The Company subsequently withdrew the motion to transfer the case to Wisconsin.

         In a separate matter, Outlook Packaging, Inc., a wholly-owned subsidiary of the Company, commenced an action in the U.S. District Court for the Eastern District of Wisconsin against BFC. In this suit, which seeks monetary damages, Outlook Packaging alleges misrepresentation, tortuous interference and breach of warranty against BFC, based upon certain films produced by BFC for Outlook Packaging. BFC answered the complaint and filed a motion requesting that the Wisconsin case be dismissed or consolidated with the case Barrier-NY filed in the Eastern District of New York. The court has granted BFC's motion to consolidate this case with the case pending in New York. Discovery remains in its early stages. Barrier-NY and BFC are corporations controlled by Ronnie Shemesh, who is a greater-than 5% shareholder of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the first quarters of fiscal 2001 and 2000, and its financial condition at September 2, 2000. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."


Results of Operations

In the first quarter of fiscal 2001, net sales were $17.6 million, an increase of 9.9% or $1.6 million from the comparable prior year period. The Label and Packaging business units had net sales increases of $1.5 million or 41.7% and $700,000 or 22.6% respectively. The Graphics business unit had a net sales decrease of $600,000 or 6.6%. The Graphics business segment had decreases of $1.2 million in the collateral management market and $600,000 in the paperboard packaging market. These were offset by a $200,000 increase in the contract packaging market and a $1.0 million increase in the commercial print market. These changes reflect a changing services mix which can vary substantially from period to period. It also represents a decrease in services for AOL, which represented 6% of sales in the first quarter of fiscal 2001, as compared to 14% in fiscal 2000. Sales to AOL are based largely on promotional mailings determined by AOL. These activities can vary significantly from period to period. There is no assurance that the volume of these promotional mailings will continue in the future.

The Company's gross profit margin increased 1.6 percentage points to 23.0% of net sales in the current quarter, up from 21.4% in fiscal 2000. The increase of approximately $600,000 in gross profit is the result of a more profitable product sales mix resulting from the discontinuation of unprofitable business, the types of business on which the Company focused, and from the Company's efforts to increase manufacturing efficiency and productivity. During the first quarter of fiscal 2000, the Company began a personnel development and process improvement program designed to enhance quality, reduce costs and strengthen the Company's competitive position. This program is expected to continue throughout fiscal 2001. However, outside consulting costs are not expected to be as large as in Fiscal 2000.

Selling, general, and administrative expense increased $322,000 to 18.0% of sales for the quarter as compared to 17.8% in the prior year's quarter. This increase reflects the Company's sales, marketing, and product development efforts, increases to the bad debt reserve, and additional expenses related to the investments in employee training programs.

As a result, the operating profit percentage increased to 5.0% of sales in the current quarter up from 3.6% of net sales in fiscal 2000 generating an increase of $298,000 over the comparable year to date period.

Interest expense decreased over the prior year's quarter by $13,000. The decrease for the quarter is the result of lower overall debt. The Company's debt has decreased $3.1 million from August 1999.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings increased to $547,000 or $0.14 per share, compared to $353,000 or $0.08 per share for the comparable period last year. As a percentage of net sales, net income is 3.1% compared to 2.2% for the comparable period last year. The per share information is affected by the reduced number of shares outstanding in the fiscal 2001 period as a result of the Company's share repurchases.

Liquidity and Capital Resources

Operating activities provided $2.9 million of increased cash during the first quarter of fiscal 2001. Cash from operations before depreciation and amortization generated $1.5 million. Additional cash of $1.3 million was generated from increases in accounts payable and accrued liabilities and another $700,000 increase from collection of accounts and notes receivable including the increase in the provision for doubtful accounts. Decreases in cash provided by operating activities resulted from a $600,000 increase in inventory. The Company continues to focus on managing its inventory. During the first quarter of fiscal 2001, work in process inventory was higher than normal due to the volume of projects in process. These projects are scheduled to ship in September and October, which the Company expects will consequently reduce work in process levels.

Investing activities represent the acquisition of $1.0 million in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business. In addition, the Company made a deposit of $3.7 million on new equipment that will be replaced with a long-term financing arrangement. The Company acquired a label production facility in Troy, Ohio during June 2000 that was financed solely by cash generated from operating activities.

The Company reduced long-term borrowings by $1.1 million and as of quarter end, the Company had borrowed $2.25 million on its revolving credit agreement and was in compliance with all of its loan covenants. As of September 29, 2000 the balance on the revolving line of credit was approximately $5.0 million. This was due to temporary financing on machinery that the Company intends to convert to a long-term lease arrangement. The leasing arrangement is expected to commence in October of 2000.

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

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million less $3.2 million used for standby letters of credit. Interest on the debt outstanding varies with the Company's selection to have the debt be based upon margins over the bank determined preference rate or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. Long-term Company indebtedness now consists solely of Industrial Development Bond obligations.

The Company anticipates capital expenditures of approximately $5.9 million in fiscal 2001, excluding any acquisition opportunities that may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years, and may result in additional transactions during fiscal 2001 and beyond.


General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new customers. The Company's leading customer during the first quarter is from the Packaging business unit and accounts for approximately 10.5% of the Company's net sales. In fiscal 2000, the company's leading customer, AOL, accounted for 14% of the Company's net sales. Sales to AOL are based largely on promotional mailings determined by AOL. These activities can vary significantly from period to period. There is no assurance that the volume of these promotional mailings will continue in the future. The Company's top five customers account for approximately 36% of net sales in the first quarter of fiscal 2001 and consists of customers from all respective business units. As with many of the Company's customers, the timing and volume of activities can vary significantly from period to period. There is no assurance that the volume from any one particular customer will continue beyond the current period.

Changes in the Company's project mix and timing of projects make predictability of the Company's future results very difficult. Customers generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to losses of business and significant period-to-period changes. The Company is committed to developing multi-year projects that add value for its clients as part of its long-range vision.

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

The Company does not believe there has been any material changes in the reported market risks faced by the Company since the end of its most recent fiscal year, May 31, 2000.

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

The litigation remains at an early stage, and discovery has begun. However, the Company has served Barrier-NY with a motion for judgment dismissing 15 of the 19 causes of action in Barrier-NY's amended complaint and for a judgment of liability on the Company's counterclaim. The Company has also served a motion that whatever remains of the litigation be transferred to the Eastern District of Wisconsin, based on improper venue in the Eastern District of New York. Barrier-NY has responded to the motions, but the court has not yet taken action on them. The Company subsequently withdrew the motion to transfer the case to Wisconsin.

In a separate matter, Outlook Packaging, Inc., a wholly-owned subsidiary of the Company, has commenced an action in the U.S. district Court for the Eastern District of Wisconsin against BFC. In this suit, which seeks monetary damages, Outlook Packaging alleges misrepresentation, tortuous interference and breach of warranty against BFC, based upon certain films produced by BFC for Outlook Packaging. BFC has answered the complaint and has filed a motion requesting that the Wisconsin case be dismissed or consolidated with the case Barrier-NY filed in the Eastern District of New York. The court has granted BFC's motion to consolidate this case with the case pending in New York. Discovery remains in its early stages. Barrier-NY and BFC are corporation controlled by Ronnie Shemesh, who is a greater-than 5% shareholder of the Company.

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


                      OUTLOOK GROUP CORP.
                      -------------------
                         (Registrant)




                                        /s/ Richard C. Fischer
Dated: September 29, 2000   ----------------------------------------------------
                        Richard C. Fischer, Chairman and Chief Executive Officer



                                        /s/ Paul M. Drewek
                        ----------------------------------
                        Paul M. Drewek, Chief Financial Officer

                               OUTLOOK GROUP CORP.
                                 (the "Company")

                                  EXHIBIT INDEX
                                       to
            Report on Form 10-Q for Quarter ended September 29, 2000


Exhibit                                                                Filed
 Number                    Description                                 Herewith / Incorporated by reference
-----------------------------------------------------------------------------------------------------------
  27              Financial Data Schedule                              X
