Form 10-Q
period 2000-12-02
OUTLOOK GROUP CORP
filed 2001-01-16
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended December 2, 2000


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

         3,840,569 shares of common stock, $.01 par value, were outstanding at January 15, 2001.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES


                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION:

Item 1.   Financial Statements                                             1

            Condensed Consolidated Balance Sheets                          2
              As of December 2, 2000 and May 31, 2000 (Unaudited)

            Condensed Consolidated Statements of Operations                3
              For the three months and six months ended
              December 2, 2000 and November 29, 1999 (Unaudited)

            Condensed Consolidated Statements of Cash Flows                4
              For the three months and six months ended
              December 2, 2000 and November 29, 1999 (Unaudited)

            Notes to Condensed Consolidated Financial Statements           5
              (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial                 8
              Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        10




PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                11

Item 4.  Submission of Matter to a Shareholder Vote                       11

Item 6.  Exhibits and Reports on Form 8-K                                 11


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

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                         December 2,        May 31,
                            ASSETS                                           2000            2000
-------------------------------------------------------               ---------------    -------------

Current Assets

 Cash and cash equivalents                                            $    912            $  1,981
 Accounts receivable , less allowance for                               14,698              10,088
 doubtful accounts of $1,332 and $774, respectively
 Notes receivable-current portion                                          500                 550
 Inventories                                                             5,044               6,390
 Deferred income taxes                                                     707                 707
 Other                                                                     674                 719
                                                                     ----------           ---------

 Total current assets                                                   22,535              20,435

 Notes receivable-long term, less allowance for                          2,472               2,713
 doubtful accounts of $777 at both dates

 Property, plant, and equipment
      Land                                                                 803                 543
      Building and improvements                                         12,003              11,386
      Machinery and equipment                                           39,439              38,323
                                                                     ----------           --------
                                                                        52,245              50,252
      Less: accumulated depreciation                                   (28,777)            (26,984)
                                                                     ----------           ---------

                                                                        23,468              23,268
 Other assets                                                            1,410               1,450
                                                                     ----------          ----------

 Total assets                                                        $  49,885            $ 47,866
                                                                     ==========           =========


                LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------
 Current Liabilities

 Current maturities of long-term debt                                $     800            $  1,953
 Accounts payable                                                        4,333               2,351
 Accrued liabilities:
    Salaries and wages                                                   2,153               2,120
    Other                                                                1,248               1,559
                                                                     ----------           ---------

 Total current liabilities                                               8,534               7,983
 Long-term debt,  less current maturities                                2,400               2,800
 Deferred income taxes                                                   4,019               4,019

 Shareholders' Equity
 Cumulative preferred stock                                                  -                   -
 Common stock (5,127,132 shares at both dates)                              51                  51
 Additional paid-in capital                                             18,549              18,549
 Retained earnings                                                      24,568              22,700
 Treasury stock (1,246,563 shares at both dates)                        (8,136)             (8,136)
 Officer loans                                                            (100)               (100)
                                                                     ----------          ----------

 Total shareholders' equity                                             34,932              33,064
                                                                     ----------          ----------

 Total liabilities and  shareholders' equity                         $  49,885           $  47,866
                                                                     ==========          ==========


                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                  THREE-MONTH PERIOD ENDED                   SIX-MONTH PERIOD ENDED
                                          DECEMBER 2, 2000     NOVEMBER 29, 1999    DECEMBER 2, 2000    NOVEMBER 29, 1999
                                          ----------------     -----------------    ----------------    -----------------


 Net sales                                       $ 23,749           $ 17,959           $ 41,387               $ 34,002
  Cost of goods sold                               18,071             14,014             31,654                 26,669
                                                 --------           --------           --------               --------
    Gross profit                                    5,678              3,945              9,733                  7,333
 Selling, general, and
 administrative  expenses                           3,407              2,763              6,583                  5,617
                                                 --------           --------           --------               --------
   Operating profit                                 2,271              1,182              3,150                  1,716

Other income (expense):

 Interest expense                                    (178)              (124)              (271)                  (230)
 Interest and other income                             60                139                167                    278
                                                 --------           --------           --------               --------
   Earnings from operations
   before income taxes                              2,153              1,197              3,046                  1,764
Income tax expense                                    832                478              1,178                    692
                                                 --------           --------           --------               --------

     Net earnings                                $  1,321           $    719           $  1,868               $  1,072
                                                 ========           ========           ========               ========
Net earnings per common share - Basic            $   0.34           $   0.16           $   0.48               $   0.24

Net earnings per common share - Diluted          $   0.33           $   0.16           $   0.47               $   0.24


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                SIX-MONTH PERIOD ENDED
                                                                  DECEMBER 2, 2000                NOVEMBER 29, 1999
                                                                  ----------------                -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                      $     1,868                      $      1,072

      Adjustments to reconcile net earnings to net cash provided by operating activities:

      Depreciation and amortization                                     1,864                             1,955
      Provision for doubtful accounts                                     505                                 -
      Gain on sale of assets                                              (14)                                -
 Change in assets and liabilities:
      Accounts and notes receivable                                    (4,611)                              294
      Inventories                                                       1,399                            (1,237)
      Other                                                                24                              (617)
      Accounts payable                                                  1,815                               521
      Accrued liabilities                                                (323)                              (11)
      Income taxes refundable                                             -                                 (87)
                                                                  ------------                     -------------
 Net cash provided by operating activities                              2,527                             1,890

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                               49                               174
Acquisition of  property, plant, and equipment                         (2,092)                             (708)

                                                                  ------------                     -------------
Net cash used in investing activities                                  (2,043)                             (534)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in book overdraft                                                -                                (337)
Payments on long-term borrowings                                       (1,553)                           (1,142)
Purchase of treasury stock                                                -                              (1,760)
                                                                  ------------                     -------------
Net cash used in financing activities                                  (1,553)                           (3,239)

Net decrease in cash                                                   (1,069)                           (1,883)

Cash and cash equivalents at beginning of period                        1,981                             1,940
                                                                  ------------                     -------------
Cash and cash equivalents at end of period                        $       912                      $         57
                                                                  ============                     =============


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 2, 2000



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




                                                           Three-Month Period Ended                  Six-Month Period Ended
                                                      December 2, 2000    November 29, 1999     December 2, 2000  November 29, 1999
                                                      ----------------    -----------------    ----------------- ------------------

Weighted average shares outstanding - Basic               3,880,569          4,443,225             3,880,569           4,546,777
Effect of dilutive securities - stock options                63,967             15,995                64,726               6,242
                                                        -----------       ------------          ------------         -----------
Weighted average shares outstanding - Diluted             3,944,536          4,459,220             3,945,295           4,553,019
                                                        ===========       ============          ============         ===========


2.   Inventories:

              Inventories consist of the following (in thousands):


                                                        December 2, 2000         May 31, 2000
                                                      ---------------------- ---------------------


Raw materials                                                $ 2,343                $ 3,306
Work in process                                                1,493                  1,092
Finished goods                                                 1,208                  1,992
                                                      -------------------    ---------------------
                                                             $ 5,044                $ 6,390
                                                      ===================    =====================



3.   Income Taxes:

     The effective income tax rate used to calculate the income tax expense for the quarters ended December 2, 2000 and November 29, 1999 is based on the anticipated income tax rate for the entire fiscal year.

4.   Debt:

     As of December 2, 2000, the Company had no borrowings on its revolving credit agreement.


5.   Reclassifications:

     Certain reclassifications have been made to the financial statements of the prior period to conform to the December 2, 2000 presentation.

6.   Accounting Periods:

     The Company elected to adopt 13 week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.


7.   Segment Reporting:

     The Company has three reportable segments that are strategic business units that offer different products and services. These business units are: Outlook Graphics, Outlook Label Systems, and Outlook Packaging. Outlook Graphics produces custom printed products on a wide range of media including newsprint, coated paper, and heavy board, including paperboard packaging. Outlook Graphics also provides finishing services, contract packaging, direct marketing components and services, and collateral information management and distribution services. Outlook Label Systems manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, continuous forms, cartons, and sweepstakes and specialty game pieces. Flexographic printing and the subsequent laminating of flexible packaging films are manufactured by the Outlook Packaging business unit.

     The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units. Summarized financial information for the three-month and six-month periods ending December 2, 2000 and November 29, 1999 are as follows:



INCOME STATEMENT DATA:
----------------------

                          THREE-MONTH PERIOD ENDED                                   THREE-MONTH PERIOD ENDED
                              DECEMBER 2, 2000                                           NOVEMBER 30, 1999

                       NET SALES    NET EARNINGS (LOSS)                          NET SALES    NET EARNINGS (LOSS)
                       ---------    -------------------                          ---------    -------------------


GRAPHICS                  $ 13,813        $ 1,050            GRAPHICS             $  9,402         $    513
LABEL SYSTEMS                5,657            475            LABEL SYSTEMS           4,594              437
PACKAGING                    4,494            (78)           PACKAGING               4,075              (69)
ALL OTHER                     (215)          (126)           ALL OTHER                (112)            (162)
                          --------        -------                                 --------         --------
     TOTAL                $ 23,749         $ 1,321            TOTAL               $ 17,959         $    719
                          ========         =======                                ========         ========

                           SIX-MONTH PERIOD ENDED                                     SIX-MONTH PERIOD ENDED
                              DECEMBER 2, 2000                                           NOVEMBER 30, 1999

                         NET SALES    NET EARNINGS (LOSS)                          NET SALES    NET EARNINGS (LOSS)
                         ---------    -------------------                          ---------    -------------------
GRAPHICS                  $ 22,331        $ 1,463            GRAPHICS             $ 18,521         $  1,040
LABEL SYSTEMS               10,751            742            LABEL SYSTEMS           8,188              620
PACKAGING                    8,663           (188)           PACKAGING               7,476             (330)
ALL OTHER                     (358)          (149)           ALL  OTHER               (183)            (258)
                          --------        -------                                 --------         --------
     TOTAL                $ 41,387        $ 1,868            TOTAL                $ 34,002         $  1,072
                          ========        =======                                 ========         ========





BALANCE SHEET DATA:
-------------------

                          DECEMBER 2, 2000                              MAY 31, 2000

                            TOTAL ASSETS                                TOTAL ASSETS
                          ----------------                              ------------

GRAPHICS                      $  28,445           GRAPHICS                $ 27,333
LABEL SYSTEMS                    10,565           LABEL SYSTEMS              8,046
PACKAGING                        10,875           PACKAGING                 12,487
                              ---------                                   --------
   TOTAL                      $  49,885              TOTAL                $ 47,866
                              =========                                   ========


8.       Commitments and Contingencies

The Company has previously reported that it was named as a defendant in an action captioned Barrier Films Ltd.--New York ("Barrier-NY") versus Outlook Group Corp., Inc. and Joseph Baksha, in the U.S. District Court for the Eastern District of New York. This suit alleged various causes of action which arise out of the acquisition of Barrier Films Corporation ("BFC") by Barrier-NY from the Company in May 1997. In a separate matter, Outlook Packaging, Inc., a wholly-owned subsidiary of the Company, commenced an action in the U.S. District Court for the Eastern District of Wisconsin against BFC. In this suit, which sought monetary damages, Outlook Packaging alleged misrepresentation, tortuous interference and breach of warranty against BFC, based upon certain films produced by BFC for Outlook Packaging. The Wisconsin action was later moved to New York. Barrier-NY and BFC are corporations controlled by Ronnie Shemesh, who is a greater-than 10% shareholder of the Company.

In December 2000, the Company and Barrier-NY and their affiliates settled the aforementioned litigation. Neither party has admitted liability as part of the settlement.

Pursuant to the settlement, BFC will pay the Company $2,150,000 (plus or minus interest, credits and other specified payments), through two new promissory notes and other payments. The payments are due on specified schedules from January 15, 2001 through February 15, 2004, including $550,000 of payments scheduled to be received by March 27, 2001 and monthly principal installments of $39,000 beginning April 15, 2001. Some of these payments are secured and / or guaranteed by affiliates of BFC. Barrier-NY and its affiliates may be entitled to certain credits of up to $369,000 against some of these amounts in the event of various actions specified in the settlement documents. In addition, as part of the settlement, the Company has agreed to purchase up to 450,000 shares of Company common stock owned by Mr. Shemesh for $7.00 per share. Mr. Shemesh has the option, but not an obligation, to tender such shares on specified dates through July 20, 2001. The settlement was accompanied by specified releases. Various prior notes and other arrangements between the parties will be terminated.

At December 2, 2000 the amount recorded on the financial records due from Barrier-NY was approximately $2.5 million. The Company estimates that the financial statement impact is expected to be between $500,000 and $700,000. The Company has sufficient reserves to cover the financial statement impact of the settlement.

Other than the foregoing, in the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the second quarters, and first six months, of fiscal 2001 and 2000, and its financial condition at December 2, 2000. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."

Results of Operations

In the second quarter of fiscal 2001, net sales were $23.7 million as compared to $18.0 million for the comparable prior year period, an increase of $5.7 million or 32.2%. For the year-to-date period, sales were $41.4 million in 2001 as compared to $34.0 million for the comparable prior year period, an increase of $7.4 million or 21.7%. For the year-to-date period, all business units experienced double digit percentage sales increases. The Label business unit led with a 31.3% increase in sales, a $2.6 million increase. Both the Graphics and Packaging business units followed with 19.8%, or $3.6 million, and 15.9%, or $1.2 million increases, respectively. The increases result primarily from the timing of several large client projects. The Graphics business unit showed increases in both the promotional contract packaging and commercial print areas, while showing decreases in both the paperboard packaging and collateral management information area. These changes reflect a changing services mix which can vary significantly from period to period. The Company is significantly dependent upon the timing of customer orders. The timing and volume of these projects cannot be assured in the future and the sales growth experienced by the Company is not necessarily indicative of future results, and can vary significantly from period to period.

The Company's gross profit margin increased to 23.9% of net sales in the current quarter, up from 22.0% in fiscal 2000. Year-to-date, gross profit margins are 23.5% of net sales as compared to 21.6% of net sales in fiscal 2000. The increase of approximately $2.4 million in gross profit is the result of a more profitable product sales mix, the types of business on which the Company focused, and from the Company's efforts to increase manufacturing efficiency and productivity. Many of these factors can vary significantly from quarter to quarter. During the first quarter of fiscal 2000, the Company began a personnel development and process improvement program designed to enhance quality, reduce costs and strengthen the Company's competitive position. This program is expected to continue throughout fiscal 2001. However, outside consulting costs in the remaining quarters of fiscal 2001 are not expected to be as large as in fiscal 2000.

Selling, general, and administrative expense decreased to 14.3% of net sales for the quarter as compared to 15.4% in the prior year's quarter. Year-to-date, selling, general, and administrative expenses are 15.9% as compared to 16.5% of net sales in the prior year. Year-to-date, selling, general and administrative expenses were $6.6 million, up from $5.6 million, a $1.0 million or 17.9% increase. This increase reflects the Company's sales, marketing, and product development efforts, increases to the bad debt reserve, expenses related to the implementation of new productivity improvements and investments in employee training programs.

As a result, the operating profit percentage increased to 9.6% of sales in the current quarter up from 6.6% of net sales in the prior year's quarter or an increase of $1.1 million over the comparable year-to-date period. Year-to-date, operating profit was 7.6% of net sales as compared to 5.0% of net sales in fiscal 2000, an increase of $1.4 million.

Interest expense increased $54,000 over the prior year's quarter to $178,000. For the first six months, interest expense was $271,000 up $41,000 as compared to the prior year-to-date period. The increase is a result of borrowings on its revolving line of credit incurred during the second quarter of fiscal 2001. The Company repaid the borrowings on its revolving credit facility that had been temporarily used as an advance payment on equipment that is now being leased. The Company has no amount outstanding on its revolving credit agreement as of January 15, 2000. The Company's debt has decreased $2.7 million from November 1999, and the Company has since retired two debt instruments. The Company's remaining long-term debt consists solely of an Industrial Development Bond obligation.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter to quarter fluctuations may occur.

As a result of these factors, quarterly earnings increased to $1.3 million or $0.33 per share, diluted, compared to $719,000 or $0.16 per share for the comparable prior year period. As a percentage of net sales, net income is 5.6% of net sales for the quarter as compared to 4.0% for the comparable quarter last year. Year-to-date, net earnings increased to $1.9 million or $0.47 per share, diluted, as compared to $1.1 million or $0.24 per share for the comparable prior year-to-date period. As a percentage of net sales, year-to-date net income is 4.5% compared to 3.2% for the comparable period last year. The per share information is affected by the reduced number of shares outstanding in the fiscal 2001 periods as a result of the Company's share repurchases in the second half of fiscal 2000.

Liquidity and Capital Resources

Operating activities provided $2.6 million of increased cash during the first six months of fiscal 2001. Cash from operations before depreciation and amortization generated $4.4 million. Additional cash of $1.5 million was generated from increases in accounts payable and other accrued liabilities and another $1.4 million from decreases in inventory. A $4.1 million increase in accounts and notes receivable, including the increase in the provision for doubtful accounts, decreased the cash provided by operating activities.

Investing activities represent the acquisition of $2.1 million in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business, including the Troy, Ohio label production facility that was acquired in June 2000. That acquisition was financed solely by cash generated from operating activities.

The Company reduced long-term borrowings by $1.6 million and as of quarter end, the Company had no amounts outstanding on its revolving credit agreement and was in compliance with all of its loan covenants. As of January 15, 2001 the revolving line of credit remained unused.

As previously reported, the Company holds notes receivable and other obligations from the purchasers of its former Barrier operations that total approximately $2.5 million at December 2, 2000. The Company previously reported that it was involved in various litigation suits related to the matter. The Company and Barrier-NY and their affiliates have settled the litigation. See note 8 to the Company's accompanying financial statements.
The Company believes reserves are adequate to cover the financial impact of the settlement. Like any other receivable due the Company, the new notes are subject to the risks of future collection and a failure to collect them in full could negatively affect future Company results. The first payment was received, as scheduled, and the first 50,000 shares were repurchased in January 2001.
The Company estimates that the financial statements impact is expected to be between $500,000 and $700,000. The Company has sufficient reserves to cover the financial statements impact of the settlement.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million less $2.8 million used for standby letters of credit. Interest on the debt outstanding varies with the Company's selection to have the debt be based upon margins over the bank's determined preference rate or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. Long-term Company indebtedness now consists solely of Industrial Development Bond obligations.

The Company has made acquisitions and capital expenditures of $2.1 million through November 2000 and has executed $5.6 million in capital leases. The Company anticipates capital expenditures of approximately $6.3 million in fiscal 2001, excluding any acquisition opportunities that may become available to the Company. The Company has financed prior capital expenditures, and intends to finance future expenditures through funds obtained from operations plus its credit facilities and leasing opportunities.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years, and may result in additional transactions during fiscal 2001 and beyond.

General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new customers. No customer during the first six months of fiscal 2001 accounted for more than 10% of the Company's net sales. In fiscal 2000, the company's leading customer, AOL, accounted for 14% of the Company's net sales. Sales to AOL are based largely on promotional mailings determined by AOL, which have recently decreased. These activities can vary significantly from period to period. The Company's top twenty-five customers account for approximately 63% of net sales in the first half of fiscal 2001 and consists of customers from all respective business units. As with many of the Company's customers, the timing and volume of activities can vary significantly from period to period. There is no assurance that the volume from any particular customer will continue beyond the current period.

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

The Company uses complex and specialized equipment to provide its services. Therefore, the Company is dependent upon the functioning of such machinery, and its ability to acquire and maintain appropriate equipment. In addition, equipment sometimes becomes obsolete or surplus because of new technologies or changes in customer or Company needs. The Company may not be able to efficiently utilize this equipment or dispose of it at its book value.

The Company has significant accounts receivable or other amounts due from its customers or other parties. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken significant write-offs relating to accounts receivable. The failure of the Company's customers to pay in full, the amounts due to the Company would affect future profitability. Also, see above regarding litigation relating to the collection of certain obligations.

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

The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent fiscal year, May 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


The Company has previously reported that it was named as a defendant in an action captioned Barrier Films Ltd.--New York ("Barrier-NY") versus Outlook Group Corp., Inc. and Joseph Baksha, in the U.S. District Court for the Eastern District of New York. This suit alleged various causes of action which arise out of the acquisition of Barrier Films Corporation ("BFC") by Barrier-NY from the Company in May 1997. In a separate matter, Outlook Packaging, Inc., a wholly-owned subsidiary of the Company, commenced an action in the U.S. District Court for the Eastern District of Wisconsin against BFC. In this suit, which sought monetary damages, Outlook Packaging alleged misrepresentation, tortuous interference and breach of warranty against BFC, based upon certain films produced by BFC for Outlook Packaging. The Wisconsin action was later moved to New York. Barrier-NY and BFC are corporations controlled by Ronnie Shemesh, who is a greater-than 10% shareholder of the Company.

In December 2000, the Company and Barrier-NY and their affiliates settled the aforementioned litigation. Neither party has admitted liability as part of the settlement.

Pursuant to the settlement, BFC will pay the Company $2,150,000 (plus or minus interest, credits and other specified payments), through two new promissory notes and other payments. The payments are due on specified schedules from January 15, 2001 through February 15, 2004, including $550,000 of payments scheduled to be received by March 27, 2001 and monthly principal installments of $39,000 beginning April 15, 2001. Some of these payments are secured and / or guaranteed by affiliates of BFC. Barrier-NY and its affiliates may be entitled to certain credits of up to $369,000 against some of these amounts in the event of various actions specified in the settlement documents. In addition, as part of the settlement, the Company has agreed to purchase up to 450,000 shares of Company common stock owned by Mr. Shemesh for $7.00 per share. Mr. Shemesh has the option, but not an obligation, to tender such shares on specified dates through July 20, 2001. The settlement was accompanied by specified releases. Various prior notes and other arrangements between the parties will be terminated.

Other than the foregoing, in the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.


Item 4.     Submission of Matters to a Vote of Security Holders.

(a),(c) At the Company's annual meeting of shareholders on October 19, 2000, the three continuing directors who were management's nominees for re-election were elected to the Outlook Group Board of Directors. The directors were re-elected with the following votes:



                                                             Authority for
       Director's Name               Votes "For"            Voting Withheld
       ---------------               -----------            ---------------

Jeffry H. Collier                    3,127,403                 34,027
A. John Wiley, Jr.                   3,129,243                 32,187
Pat Richter                          3,140,393                 21,037



(b) Joseph Baksha, Harold Bergman, James Dillon and Richard Fischer continue as Company directors whose terms expire in 2001 or 2002.


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


                     OUTLOOK GROUP CORP.
                     -------------------
                       (Registrant)




                                             /s/ Richard C. Fischer
Dated: January 15, 2001           ----------------------------------------------
                        Richard C. Fischer, Chairman and Chief Executive Officer



                                             /s/ Paul M. Drewek
                        ------------------------------------------
                        Paul M. Drewek, Chief Financial Officer

                               OUTLOOK GROUP CORP.
                                 (the "Company")

                                  EXHIBIT INDEX
                                       to
             Report on Form 10-Q for Quarter ended December 2, 2000




Exhibit                                                                Filed
 Number                    Description                                 Herewith / Incorporated by reference
-----------------------------------------------------------------------------------------------------------


10.1     Settlement Agreement dated as of December 29, 2000 among
         OGC, Outlook Packaging, Inc., Barrier Films Corporation,
         Barrier Films Ltd -- New York, Inc. and Ronnie Shemesh,                         X
         and the related Stock Purchase Agreement between OGC and
         Mr. Shemesh
