Form 10-Q
period 2001-03-03
OUTLOOK GROUP CORP
filed 2001-04-17
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 3, 2001

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

                               1180 American Drive
                             Neenah, Wisconsin 54956
               --------------------------------------------------
          (Address of principal executive offices, including zip code)

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

   3,615,819 shares of common stock, $.01 par value, were outstanding at April 12, 2001.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                                      INDEX




                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                           1

                  Condensed Consolidated Balance Sheets                                  2
                    As of March 3, 2001 and May 31, 2000 (Unaudited)

                  Condensed Consolidated Statements of Operations                        3
                    For the three months and nine months ended March 3, 2001
                    and February 26, 2000 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows                        4
                    For the nine months ended March 3, 2001 and
                    February 26, 2000 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements                   5
                    (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition                     8
                    and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                      11


PART II.  OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                               12

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                MARCH 3,                  MAY 31,
                               ASSETS                                             2001                     2000
=====================================================================     ---------------------   ------------------------
 Current Assets

 Cash and cash equivalents                                                $              1,580    $                 1,981
 Accounts receivable, less allowance for                                                 9,274                     10,088
 doubtful accounts of $706 and $774, respectively
 Notes receivable-current portion                                                        1,278                        550
 Inventories                                                                             4,829                      6,390
 Deferred income taxes                                                                     707                        707
 Income taxes refundable                                                                   438                          -
 Other                                                                                     524                        719
                                                                          ---------------------   ------------------------

 Total current assets                                                                   18,630                     20,435

 Notes receivable-long term, less allowance for                                          1,468                      2,713
 doubtful accounts of $477 and $777, respectively

 Property, plant, and equipment
      Land                                                                                 803                        543
      Building and improvements                                                         12,012                     11,386
      Machinery and equipment                                                           39,169                     38,323
                                                                          ---------------------   ------------------------
                                                                                        51,984                     50,252
      Less: accumulated depreciation                                                   (29,016)                   (26,984)
                                                                          ---------------------   ------------------------

                                                                                        22,968                     23,268
 Other assets                                                                            1,519                      1,450
                                                                          ---------------------   ------------------------

 Total assets                                                             $             44,585    $                47,866
                                                                          =====================   ========================


                LIABILITIES AND SHAREHOLDERS' EQUITY
=====================================================================
 Current Liabilities

 Current maturities of long-term debt                                     $                800    $                 1,953
 Accounts payable                                                                        1,632                      2,351
 Accrued liabilities:
    Salaries and wages                                                                   1,610                      2,120
    Other                                                                                  817                      1,559
                                                                          ---------------------   ------------------------

 Total current liabilities                                                               4,859                      7,983
 Long-term debt,  less current maturities                                                2,000                      2,800
 Deferred income taxes                                                                   4,019                      4,019

 Redeemable Equity                                                                       2,082                          -

 Shareholders' Equity
 Cumulative preferred stock                                                                  -                          -
 Common stock (5,137,132  and 5,127,132 shares, respectively)                               51                         51
 Additional paid-in capital                                                             16,746                     18,549
 Retained earnings                                                                      23,938                     22,700
 Treasury stock (1,371,563  and 1,246,563 shares, respectively)                         (9,010)                    (8,136)
 Officer loans                                                                            (100)                      (100)
                                                                          ---------------------   ------------------------

 Total shareholders' equity                                                             31,625                     33,064
                                                                          ---------------------   ------------------------

 Total liabilities and  shareholders' equity                              $             44,585    $                47,866
                                                                          =====================   ========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        THREE-MONTH PERIOD ENDED             NINE-MONTH PERIOD ENDED
                                                  MARCH 3, 2001     FEBRUARY 26, 2000   MARCH 3, 2001     FEBRUARY 26, 2000
                                                  -------------     -----------------   -------------     -----------------
 Net sales                                        $    14,141       $     17,784        $    55,528       $     51,786

  Cost of goods sold                                   12,439             14,299             44,093             40,968
                                                  ------------      -------------       ------------      -------------

    Gross profit                                        1,702              3,485             11,435             10,818

 Selling, general, and
 administrative  expenses                               2,684              2,916              9,267              8,533
                                                  ------------      -------------       ------------      -------------

   Operating profit                                      (982)               569              2,168              2,285

Other income (expense):

 Interest expense                                         (63)              (189)              (334)              (419)
 Interest and other income                                 92                113                259                391
                                                  ------------      -------------       ------------      -------------
   Earnings from operations
   before income taxes                                   (953)               493              2,093              2,257

Income tax expense                                       (323)               190                855                882
                                                  ------------      -------------       ------------      -------------



     Net earnings                                    $   (630)          $    303           $  1,238           $  1,375
                                                  ============      =============       ============      =============

 Net earnings per common share - Basic               $  (0.16)          $   0.07           $   0.32           $   0.31

Net earnings per common share - Diluted              $  (0.16)          $   0.07           $   0.32           $   0.31

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NINE-MONTH PERIOD ENDED
                                                           MARCH 3, 2001                 FEBRUARY 26, 2000
                                                           -------------                 -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                               $       1,238                 $          1,375

      Adjustments to reconcile net earnings to net cash provided by operating activities:

      Depreciation and amortization                                2,790                            2,898
      Provision for doubtful accounts                                628                                -
      Gain on sale of assets                                         (55)                             (21)
 Change in assets and liabilities:
      Accounts and notes receivable                                1,153                             (254)
      Inventories                                                  1,614                           (1,861)
      Other                                                           35                             (338)
      Accounts payable                                              (886)                             552
      Accrued liabilities                                         (1,297)                             524
      Income taxes refundable                                       (438)                            (292)
                                                           ---------------               ------------------

 Net cash provided by operating activities                         4,782                            2,583

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                         420                              414
Acquisition of  property, plant, and equipment                    (2,817)                            (919)
                                                           ---------------               ------------------
Net cash used in investing activities                             (2,397)                            (505)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in book overdraft                                             -                             (337)
Exercise of stock options                                             41                                -
Short-term borrowings                                                  -                            1,500
Payments on long-term borrowings                                  (1,953)                          (1,925)
Purchase of treasury stock and redeemable equity                    (874)                          (2,645)
                                                           ---------------               ------------------

Net cash used in financing activities                             (2,786)                          (3,407)

Net decrease in cash                                                (401)                          (1,329)

Cash and cash equivalents at beginning of period                   1,981                            1,940
                                                           ---------------               ------------------

Cash and cash equivalents at end of period                 $       1,580                 $            611
                                                           ===============               ==================


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  March 3, 2001



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

                                                               THREE-MONTH PERIOD ENDED             NINE-MONTH PERIOD ENDED
                                                       MARCH 3, 2001     FEBRUARY 26, 2000    MARCH 3, 2001    FEBRUARY 26, 2000
                                                       -------------     -----------------    -------------    -----------------
Weighted average shares outstanding - Basic              3,843,368           4,172,825          3,868,169           4,422,127
Effect of dilutive securities - stock options                 --                17,798             60,520               9,621
                                                       ------------        ------------       ------------        ------------
Weighted average shares outstanding - Diluted            3,843,368           4,190,623          3,928,689           4,431,748
                                                       ============        ============       ============        ============


         The weighted average shares outstanding - diluted for the three-month period ended March 31, 2001 excludes 51,557 of stock options, for which the exercise price was less than the market price of the common shares, as these options were antidilutive for the three-month period then ended.

2.       Inventories:

         Inventories consist of the following (in thousands):

                                                          MARCH 3, 2001          MAY 31, 2000
                                                          -------------          ------------
         Raw materials                                    $      2,483           $     3,306
         Work in process                                           906                 1,092
         Finished goods                                          1,440                 1,992
                                                          -------------          ------------
                                                          $      4,829           $     6,390
                                                          =============          ============

3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense for the quarters ended March 3, 2001 and February 26, 2000 is based on the anticipated income tax rate for the entire fiscal year.

4.       Debt:

         As of March 3, 2001, the Company had no borrowings on its revolving credit agreement.

5.       Accounting Periods:

         The Company elected to adopt 13-week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

6.       Segment Reporting:

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

         The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units. Summarized financial information for the three-month and nine-month periods ending March 3, 2001 and February 26, 2000 are as follows:


INCOME STATEMENT DATA:

                              THREE-MONTH PERIOD ENDED                                      THREE-MONTH PERIOD ENDED
                                   MARCH 3, 2001                                                FEBRUARY 26, 2000

                       NET SALES       NET EARNINGS (LOSS)                            NET SALES       NET EARNINGS (LOSS)
                       ---------       -------------------                            ---------       -------------------
Graphics               $  6,718        $             (619)     Graphics               $  8,604        $              268
Label Systems             4,005                        60      Label Systems             5,067                       528
Packaging                 3,663                      (122)     Packaging                 4,344                      (324)
All other                  (245)                       51      All other                  (231)                     (169)
                       ---------       -------------------                            ---------       -------------------
     Total             $ 14,141        $             (630)          Total             $ 17,784        $              303
                       =========       ===================                            =========       ===================

                              NINE-MONTH PERIOD ENDED                                       NINE-MONTH PERIOD ENDED
                                   MARCH 3, 2001                                               FEBRUARY 26, 2000

                       NET SALES       NET EARNINGS (LOSS)                            NET SALES       NET EARNINGS (LOSS)
                       ---------       -------------------                            ---------       -------------------
Graphics               $ 29,049        $              844      Graphics               $ 27,125        $            1,308
Label Systems            14,756                       802      Label Systems            13,255                     1,148
Packaging                12,326                      (310)     Packaging                11,820                      (654)
All other                  (603)                      (98)     All other                  (414)                     (427)
                       ---------       -------------------                            ---------       -------------------
     TOTAL             $ 55,528        $            1,238           TOTAL             $ 51,786        $            1,375
                       =========       ===================                            =========       ===================

BALANCE SHEET DATA:

                                          MARCH 3, 2001                                                   MAY 31, 2000

                                           TOTAL ASSETS                                                   TOTAL ASSETS
                                       -------------------                                            -------------------
Graphics                               $           26,197      Graphics                               $           27,333
Label Systems                                       6,953      Label Systems                                       8,046
Packaging                                          11,435      Packaging                                          12,487
                                       -------------------                                            -------------------
     Total                             $           44,585           Total                             $           47,866
                                       ===================                                            ===================

7.  Commitments and Contingencies

The Company has reported that it was named as a defendant in an action captioned Barrier Films Ltd. -New York ("Barrier-NY") versus Outlook Group Corp., Inc. and Joseph Baksha, in the U.S. District Court for the Eastern District of New York.

In December 2000, the Company and Barrier-NY and their affiliates settled this litigation. Neither party has admitted liability as part of the settlement. Pursuant to the settlement, Barrier will pay the Company $2.1 million (plus or minus interest, credits and other specified payments), through two new promissory notes and other payments. The payments are due on specified schedules from January 15, 2001 through February 15, 2004, including $450,000 of payments scheduled to be received by March 27, 2001, and monthly principal installments of $39,000 beginning April 15, 2001. Some of these payments are secured and / or guaranteed by affiliates of Barrier. Barrier and its affiliates may be entitled to certain credits of up to $0.4 million against some of these future requirements in the event of various actions specified in the settlement documents. In addition, as part of the settlement, the Company has agreed to purchase up to 450,000 shares of Company common stock owned by Mr. Shemesh, president of Barrier and at the time, a greater than 10% shareholder of the Company, for $7.00 per share. Mr. Shemesh has the option, but not an obligation, to tender such shares on specified dates through July 20, 2001. The 450,000 shares of common stock owned by Mr. Shemesh have been recorded as redeemable equity based on the market value of the common stock at the date of the settlement. The settlement was accompanied by specified releases. Various prior promissory notes and other arrangements between the parties have been terminated. The Company had adequate reserves recorded for the settlement, thus the settlement did not have a material impact on the three-month operating results. Like any other receivable due the Company, the new notes are subject to the risks of future collection and a failure to collect them in full could negatively affect future Company results. As of March 3, 2001, all scheduled payments due under the settlement have been received and the shares repurchased as scheduled.

In the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the third quarters, and first nine months, of fiscal 2001 and 2000, and its financial condition at March 3, 2001. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."

Results of Operations

In the third quarter of fiscal 2001, net sales were $14.1 million, down $3.7 million or 20.5% compared to sales of $17.8 million for the same period last year. The Graphics business unit had a net sales decrease of $1.9 million for the quarter as compared to the same period in the prior year, while the Label and Packaging business units had net sales decreases of $1.1 million and $0.7 million, respectively. For the first nine months of fiscal 2001, net sales were $55.5 million, up $3.7 million or 7.1% from sales of $51.8 million for the first nine months of fiscal 2000. The Graphics business unit had a year-to-date net sales increase of $1.9 million or 7.1%, while the Label and Packaging business units had year-to-date net sales increases of $1.5 million or 11.3% and $0.5 million or 4.3%, respectively. The Graphics business unit showed increases in both the promotional contract packaging and commercial print areas, while showing decreases in both the paperboard packaging and collateral management information area. In the third quarter, the Graphics operations in particular were impacted by customers' decisions to either accelerate or postpone mailings as a result of the early-January postal rate increase. Some clients moved promotional direct mail projects into the second quarter of fiscal 2001 and client postponements have negatively affected third quarter results. In addition, all of the Company's business units have been affected by the general economic slowdown. The Company is significantly dependent upon the timing of customer orders. The services mix can vary significantly from period to period and the timing of customer orders can often change with little advance notice, for example as occurred in the third quarter of 2001. The timing and volume of these projects cannot be assured in the future and the sales growth experienced by the Company is not necessarily indicative of future results, and can vary significantly from period to period.

The Company's gross profit margin decreased to 12.0% of net sales in the current quarter, but for the year to date period are 20.6%, down slightly from the 20.9% gross profit margins experienced during fiscal 2000. The current quarter decrease in gross margin is primarily the result of reduced sales volume during the quarter. During the first quarter of fiscal 2000, the Company began a personnel development and process improvement program designed to enhance quality, reduce costs and strengthen the Company's competitive position. This program is expected to continue throughout fiscal 2001, although most of the costs of the program were incurred in 2000.

Selling, general, and administrative expense increased to 19.0% of net sales for the quarter, but for the year to date period are 16.7% of net sales as compared to 16.5% of net sales in fiscal 2000. Year-to-date, selling, general and administrative expenses were $9.3 million, a $0.8 million increase, or 8.6%, from fiscal 2000. This increase reflects the Company's sales, marketing, and product development efforts, expenses related to the implementation of new productivity improvements and investments in employee training programs.

The Company had an operating loss of $1.0 million or (6.9%) of net sales during the third quarter of fiscal 2001. Year-to-date, operating profit was 3.9% of net sales as compared to 4.4% of net sales in fiscal 2000.

Interest expense was $63,000 during the third quarter of fiscal 2001, a decrease of $126,000, as compared to the same period in the prior year. For the first nine months, interest expense was $0.3 million, down $85,000 as compared to the prior year-to-date period. The Company has no amount outstanding on its revolving credit agreement as of March 3, 2001; the Company's debt has decreased $3.8 million from February 2000. The Company has since retired two debt instruments. The Company's remaining long-term debt consists solely of an Industrial Development Bond obligation.

Income tax expense is being accrued for the year at the rate of approximately 38.5% although quarter-to-quarter fluctuations may occur.

The Company had a quarterly loss of $0.6 million or ($0.16) per diluted share for the third quarter of fiscal 2001, compared to earnings of $0.3 million or $0.07 per diluted share for the comparable prior year period. As a percentage of net sales, the net loss is (4.5%) of net sales for the quarter as compared to earnings of 1.7% for the comparable quarter last year. Year-to-date, net earnings from operations decreased to $1.2 million or $0.32 per diluted share, as compared to $1.4 million or $0.31 per diluted share for the same period in the prior year. As a percentage of net sales, year-to-date net income is 2.2% compared to 2.7% of net sales for the comparable period last year. The per share information is affected by the reduced number of shares outstanding in the fiscal 2001 periods as a result of the Company's share repurchases during fiscal 2001.


Liquidity and Capital Resources

Operating activities provided $4.8 million of increased cash during the first nine months of fiscal 2001. Cash from operations before depreciation and amortization generated $2.0 million. Additional cash of $1.2 million was generated from the collection of accounts and notes receivables as well as $1.6 million from decreases in inventory. A $2.2 million decrease in accounts payable and accrued liabilities as well as a $0.4 million decrease in income taxes refundable decreases the net cash provided by operating activities.

Investing activities represent the acquisition of $2.8 million in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business, including the Troy, Ohio label production facility that was acquired in June 2000. That acquisition was financed solely by cash generated from operating activities. During the third quarter, the Company announced plans to consolidate the assets of its Troy label facility into its Neenah location. The consolidation is expected to be completed during the fourth quarter.

The Company reduced long-term borrowings by $2.0 million during fiscal 2001 and as of quarter end, had no amounts outstanding on its revolving credit agreement and was in compliance with all of its loan covenants.

As previously reported, the Company held notes receivable and other obligations from the purchasers of its former Barrier operations and that the Company was involved in various litigation suits related to the matter. The Company and Barrier have since settled the litigation. Pursuant to the settlement, Barrier will pay the Company $2.1 million (plus or minus interest, credits and other specified payments), through two new promissory notes and other payments. The payments are due on specified schedules from January 15, 2001 through February 15, 2004, including $450,000 of payments scheduled to be received by March 27, 2001, and monthly principal installments of $39,000 beginning April 15, 2001. Some of these payments are secured and / or guaranteed by affiliates of Barrier. Barrier and its affiliates may be entitled to certain credits of up to $0.4 million against some of these future requirements in the event of various actions specified in the settlement documents. In addition, as part of the settlement, the Company has agreed to purchase up to 450,000 shares of Company common stock owned by Mr. Shemesh, president of Barrier and at the time, a greater than 10% shareholder of the Company, for $7.00 per share. Mr. Shemesh has the option, but not an obligation, to tender such shares on specified dates through July 20, 2001. The 450,000 shares of common stock owned by Mr. Shemesh have been recorded as redeemable equity based on the market value of the common stock at the date of the settlement. The settlement was accompanied by specified releases. Various prior promissory notes and other arrangements between the parties have been terminated. The Company had adequate reserves recorded for the settlement, thus the settlement did not have a material impact on the three-month operating results. Like any other receivable due the Company, the new notes are subject to the risks of future collection and a failure to collect them in full could negatively affect future Company results. As of March 3, 2001, all scheduled payments due under the settlement have been received and the shares repurchased as scheduled. Through April 16, 2001, the Company has repurchased 275,000 shares through cash generated from operations, and expects to fund future repurchases through additional cash generated from operations.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million less $2.8 million used for standby letters of credit. Interest on the debt outstanding varies with the Company's selection to have the debt be based upon margins over the bank's determined preference rate or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. Long-term Company indebtedness now consists solely of an Industrial Development Bond obligation.

The Company has made capital expenditures of $2.8 million through February 2001 and has entered into long-term lease arrangements of approximately $5.9 million in fiscal 2001. The Company expects to make fourth quarter expenditures of approximately $0.5 million, excluding any acquisition opportunities that may become available to the Company. The Company has financed prior capital expenditures, and intends to finance future expenditures through funds obtained from operations plus its credit facilities and leasing opportunities.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years, and may result in additional transactions during fiscal 2001 and beyond. For example, as indicated above, the Company is combining operations of its Troy facility into its Neenah Label facility. In addition, due to continuing losses in the Packaging operations and an expected decrease in future contract volume from one of Packaging's larger customers, the Company is particularly considering options for those operations. The Company cannot assure than any such actions will be successfully implemented or that they will not have a negative effect on the Company's financial statements.

General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new customers. No customer during the first nine months of fiscal 2001 accounted for more than 10% of the Company's net sales during that period. In fiscal 2000, the company's leading customer, AOL, accounted for 14% of the Company's net sales. Sales to AOL are based largely on promotional mailings determined by AOL, which have decreased. These activities can vary significantly from period to period. The Company's top twenty-five customers account for approximately 63% of net sales in the first nine months of fiscal 2001 and consist of customers from all respective business units. As with many of the Company's customers, the timing and volume of activities can vary significantly from period to period. There is no assurance that the volume from any particular customer will continue beyond the current period.

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

The Company has significant accounts receivable, notes receivable or other amounts due from its customers or other parties. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken significant write-offs relating to accounts receivable. The failure of the Company's customers to pay in full, the amounts due to the Company would affect future profitability. Also, see above regarding litigation relating to the collection of certain obligations.

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


                                   OUTLOOK GROUP CORP.
                                   -------------------
                                      (Registrant)





Dated: April  16, 2001                                    /s/ Richard C. Fischer
                        --------------------------------------------------------
                        Richard C. Fischer, Chairman and Chief Executive Officer



                                                              /s/ Paul M. Drewek
                        --------------------------------------------------------
                        Paul M.Drewek, Chief Financial Officer