Form 10-K
period 2001-05-31
OUTLOOK GROUP CORP
filed 2001-08-09
CIK 867490

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10 - K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 2001
                                               ------------


         OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                        Commission file number 000-18815

                               OUTLOOK GROUP CORP.
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                   39-1278569
    ------------------------              ------------------------------------
    (State of incorporation)              (I.R.S. Employer Identification No.)

1180 AMERICAN DRIVE, NEENAH, WISCONSIN                   54956
--------------------------------------                   -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (920) 722-2333
                                                    ---------------

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

              Yes      X                        No
                 --------------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 31, 2001, 3,440,819 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $4.55 last sale price on the NASDAQ Stock Market) held by non-affiliates (excludes a total of 1,447,809 shares reported as beneficially owned by directors, executive officers and greater-than 10% shareholders -- does not constitute an admission as to affiliate status) was approximately $9.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                               PART OF FORM 10-K INTO WHICH
                         DOCUMENT                         PORTIONS OF DOCUMENTS ARE INCORPORATED
                         --------                         --------------------------------------
               Proxy Statement for 2001 Annual                            Part III
               Meeting of Shareholders

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

         The Company has considered, and continues to consider, a variety of options for building its business in order to position the Company for strengthened future performance. As part of a strategy to focus its business on three core competencies of packaging, printing, and direct marketing, the Company also continues to consider divestiture strategies to the extent that the Company believes such actions would enhance its ability to achieve successful operations. In addition, the Company will also consider appropriate acquisitions to strengthen continuing operations. There can be no assurances, however, that the Company will be able to successfully implement such strategies or complete those transactions.

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

         Other services provided by the Company include direct marketing and distribution. Direct marketing involves literature overwrapping, labeling, personalizing, inserting, sorting and shipping printed items for bulk mailing. The Company's zip code sorting allows it to minimize client postal charges by, in many instances, delivering items by common carrier to a post office near the destination. The Company is also "Alternative Procedures" qualified by the US Postal Service, which provides it the ability to accelerate the cycle for moving materials to the end user. Direct mailings in fiscal 2001 included promotional CD ROM packages, catalogs, coupon packages and promotional materials.

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

         OUTLOOK LABEL

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

         OUTLOOK PACKAGING

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

         The Outlook Packaging operations are being moved to the Neenah, Wisconsin facility also used by Outlook Label. The Company believes that this move will rationalize operations and enhance divisional cooperation. The Company expects to complete the move in the second quarter of fiscal 2002, subject to receipt of final permits.

RECENT TRANSACTIONS

         The Company completed several acquisitions or dispositions of assets and businesses as a means of enhancing utilization of its facilities and to increase its service offerings. In June 2000, the Company acquired the business and assets of Star Label, a division of Docusystems. The Company has since merged this business into the Outlook Label Systems, Neenah, Wisconsin facility. In June 2001, the Company sold the Outlook Packaging Oak Creek, Wisconsin facility. The Company retained Outlook Packaging's business, which is being transitioned to Neenah, Wisconsin.

CLIENTS AND MARKETING

         Due to the project-oriented nature of the Company's business, sales to particular clients may vary significantly from year to year, and period to period, depending upon the number and size of their projects. The identity of those clients may also change. During fiscal 2001, one client, Kimberly Clark
(KC), accounted for 10% of the Company's net sales as compared to 8% in fiscal 2000 and 8% in 1999, respectively. Sales to AOL were less than 5% in fiscal 2001, after having been 12% and 10% in 2000 and 1999, respectively. The Company had its sales to AOL decreased as a result of changes in AOL's marketing. As with most of its clients, the Company's sales to KC are pursuant to cancelable purchase orders. In particular, sales depend upon the timing of marketing initiatives that can change frequently and vary significantly from period to period. There is no assurance that these sales will continue in the future.

         The Company expects that it may continue to experience significant sales concentration given the relatively large size of projects undertaken for certain clients. Furthermore, the Company's largest clients may vary from year to year depending on the number and size of the projects completed for such clients. The loss of business of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

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

         The Company markets its services nationally through certain of its executive officers and its centralized sales group, which at July 31, 2001 included 21 sales and service employees and 6 manufacturer's representatives. Sales and marketing activities are centralized and coordinated among the Company's various operations. The Company generally does not enter into employment contracts with its employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

         Raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 46% of the Company's cost of goods sold during fiscal 2001 as compared to 45% of the Company's cost of goods sold during fiscal 2000. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials or for the Company's equipment needs.

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

ENVIRONMENTAL MATTERS

         The Company and the industry in which it operates are subject to environmental laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and competitive position of the Company in the future. The Company's past expenditures relating to environmental compliance have not had a material effect on the Company. Growth in the Company's production capacity with a resultant increase in discharges and emissions could require significant capital expenditures for environmental control facilities in the future. Also, the issuance of an additional environmental permit is needed to complete the move of the Outlook Packaging operation.

EMPLOYEES

         At July 31, 2001, the Company had 563 full-time employees. The Company contracts for and/or hires temporary employees to increase the number of personnel in certain operations as project commitments require. The Company considers its relationship with its employees to be good. Wages and employee benefits represented approximately 31% of the Company's cost of goods sold during fiscal 2001 and approximately 30% of cost of goods sold during fiscal 2000.


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

         The Company owns an 83,000 square foot facility in Neenah, Wisconsin in which Outlook Label's office and production facilities are located. In June 2001, the Company sold the Outlook Packaging Oak Creek, Wisconsin facility. The Company retained Outlook Packaging's business, which is being transitioned to Neenah, Wisconsin.

         The Company owned an 81,000 square foot facility in Oak Creek, Wisconsin in which Outlook Packaging's office and production facilities were located. This property was sold during June 2001, although the Company is temporarily using a portion of that facility as it transitions Outlook Packaging's operations to Neenah.

         During the fourth quarter of 2001, the Company announced that the operations of Outlook Label and Outlook Packaging would be merged into the Neenah, WI facility. This merger will occur during the first and second quarters of fiscal 2002. When the transfer of equipment and certain personnel is successfully completed, the Company will have two primary manufacturing facilities. The "Web facility" will have both narrow web and wide web capabilities and will produce products for the Outlook Packaging and Outlook Label business segments at one strategic facility. The "graphics facility" will continue to produce the various products and services of the Graphics business segment. In addition, the Company believes it will be able to share resources to form a strengthened and unified management and operational team for all business segments.

         As part of the purchase of Star Labels in June 2000, the Company acquired a 42,000 square foot facility in Troy, Ohio. This property has been vacated as this business was transitioned to Neenah, WI. The land and building are currently listed for sale.

         The Company leases an approximately 75,000 square foot facility in Neenah, Wisconsin that is currently used for certain mailing operations and warehouse space. The lease for this facility expires on March 30, 2002. The Company must provide six months notice of its intention to vacate or the lease continues on a year-to-year basis. The Company also leases an approximately 37,500 square foot facility in Neenah, Wisconsin for its sheeting operations and other warehouse space. The lease is for a ten-year term, with one five-year option to renew.

         In addition to land and buildings, the Company maintains significant complex and specialized equipment to perform its various graphic services. The equipment includes presses, machinery dedicated to converting and packaging, and other machinery described above in Item 1. Certain of the equipment is leased by the Company. The Company is dependent upon the functioning of such machinery and equipment, and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs relating to the equipment, which may delay its utilization, maintenance requirements, and technological or mechanical obsolescence. Because of the substantial capital requirements for graphic services equipment in particular, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

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

ITEM 3.  LEGAL PROCEEDINGS.

         Outlook Packaging, Inc., a subsidiary of the Company, has been sued by Health Jet, Inc. d/b/a Chung's Gourmet Foods (Chung's) in the United States District Court for the Eastern District of Wisconsin (case number OO C 0639). This suit alleges various causes for action alleging economic damages resulting from packaging materials produced for Chung's by the Company and claims damages of $4.9 million. The Company has filed a third party complaint against Mantz & Associates seeking indemnification in connection with the action.

         The Company has answered denying liability and has begun non-binding mediation with Chung's in an attempt to settle this suit. At this time, a final agreement has not been formalized and there can be no assurance that a settlement will be reached or as to the terms of such a settlement.

         Other than the foregoing, in the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.


EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.

                NAME                          AGE                          POSITION(S)
                ----                          ---                          -----------
      Richard C. Fischer................      62         Chairman of the Board and Chief Executive Officer;
                                                         Director

      Joseph J. Baksha..................      49         President and Chief Operating Officer; Director

      Jeffry H. Collier.................      48         Executive Vice President; General
                                                         Manager; Director

      Paul M. Drewek....................      55         Chief Financial Officer and Secretary
-----------------------

         Richard C. Fischer has served as Chairman of the Board and Chief Executive Officer of the Company since 1997; he has been a director of the Company since 1995. Mr. Fischer has been an investment banker with Marquette Capital Partners since 2000. He was previously an investment banker with Fischer and Associates LLC from 1995 to 1999, and previously with Robert W. Baird & Co., Incorporated.

         Joseph J. Baksha has served as President and Chief Operating Officer since 1996, after having served as Vice President of the Company and President of Outlook Packaging.

         Jeffry H. Collier has served as Executive Vice President of the Company since 1994, and previously served the Company in other capacities. In 2001, Mr. Collier became General Manager of all manufacturing operations, after previously having been General Manager of Outlook Graphics.

         Paul M. Drewek became the Company's Chief Financial Officer in 1998, and its Secretary in 1999. Mr. Drewek acted as principal of Drewek & Associates (accounting and management consulting) from 1997 to 1998. Previously, Mr. Drewek served as Chief Financial Officer of Allied Computer Group Companies, Inc. (a computer systems integrator and consulting company) from 1995 to 1997, and prior thereto as Vice President - Finance and Administration and Treasurer-CFO of Joiner Employees Incorporated (a consulting and publishing company specializing in total quality management). Mr. Drewek also is deemed the Company's principal accounting officer.

                                    * * * * *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements (particularly those referring to expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe", "anticipate," "expect" or "intend") that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors that are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of Operations--Fiscal 2001 Compared to Fiscal 2000" and "General Factors") in Item 7 hereof.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is quoted on the NASDAQ Stock Market. The following table sets forth high and low closing sales prices as reported on NASDAQ by quarter for the indicated fiscal years.

FISCAL 2001
-----------
                           High         Low
                           ----         ---
Fourth Quarter            $ 5.63      $ 4.13
Third Quarter               6.06        5.50
Second Quarter              6.19        5.63
First Quarter               6.50        5.56

FISCAL 2000
-----------
                           High         Low
                           ----         ---
Fourth Quarter            $ 5.94      $ 3.88
Third Quarter               4.88        3.75
Second Quarter              5.00        3.63
First Quarter               4.75        3.19


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

         As of July 31, 2001, the Company had approximately 464 registered shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data of the Company have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis contained in this report. Information in 1998 and 1997 has been restated to reflect the Company's subsidiary, Outlook Foods, Inc., as a discontinued operation.

                                                                                  FISCAL YEAR ENDED MAY 31,
                                                            -----------    -----------    -----------    -----------    -----------
                                                               2001           2000           1999           1998          1997 (1)
                                                            -----------    -----------    -----------    -----------    -----------
                                                                      (in thousands, except share and per share amounts)
EARNINGS STATEMENT DATA:
Net sales                                                   $    70,660    $    72,744    $    68,427    $    68,290    $    73,495
Cost of goods sold                                               56,665         57,294         55,583         55,884         62,609
                                                            -----------    -----------    -----------    -----------    -----------
Gross profit                                                     13,995         15,450         12,844         12,406         10,886
Selling, general and administrative expenses                     11,882         12,000         10,554         10,454          9,904
                                                            -----------    -----------    -----------    -----------    -----------
Operating profit                                                  2,113          3,450          2,290          1,952            982
Other income (expense):
   Interest expense                                                (372)          (600)          (627)        (1,968)        (2,778)
   Interest and other income                                        497            619            609          1,409            746
   Gain on sale of subsidiary                                      --             --             --             --              556
                                                            -----------    -----------    -----------    -----------    -----------
Earnings (loss) from continuing operations
   before income taxes                                            2,238          3,469          2,272          1,393           (494)
Income tax expense                                                  942          1,451            877            640             58
                                                            -----------    -----------    -----------    -----------    -----------
Earnings (loss) from continuing operations                        1,296          2,018          1,395            753           (552)
Discontinued Operations
   Loss from discontinued
       operations before income taxes                              --             --             --             (916)        (1,492)
   Income tax expense (benefit)                                    --             --             --                4           (574)
                                                            -----------    -----------    -----------    -----------    -----------
Loss from discontinued operations (2)                              --             --             --             (920)          (918)
                                                            -----------    -----------    -----------    -----------    -----------
Net earnings (loss)                                         $     1,296    $     2,018    $     1,395    $      (167)   $    (1,470)
                                                            -----------    -----------    -----------    -----------    -----------
Net earnings (loss) per common share - Basic
   Continuing operations                                    $      0.34    $      0.47    $      0.30    $      0.16    $     (0.12)
   Discontinued operations                                         --             --             --            (0.20)         (0.20)
                                                            -----------    -----------    -----------    -----------    -----------
      Total                                                 $      0.34    $      0.47    $      0.30    $     (0.04)   $     (0.32)
                                                            -----------    -----------    -----------    -----------    -----------
Net earnings (loss) per common share -Diluted
   Continuing operations                                    $      0.34    $      0.47    $      0.30    $      0.16    $     (0.12)
   Discontinued operations                                         --             --             --            (0.20)         (0.20)
                                                            -----------    -----------    -----------    -----------    -----------
      Total                                                 $      0.34    $      0.47    $      0.30    $     (0.04)   $     (0.32)
                                                            -----------    -----------    -----------    -----------    -----------
Weighted average number of common shares
outstanding -  Basic                                          3,816,386      4,308,382      4,667,132      4,662,460      4,649,382
            -  Diluted                                        3,867,530      4,323,834      4,667,542      4,692,522      4,700,551
BALANCE SHEET DATA (AT FISCAL YEAR END):
Working capital                                             $    13,670    $    12,452    $    14,008    $    14,185    $    11,368
Total assets                                                $    43,078    $    47,866    $    51,766    $    53,457    $    67,620
Long-term debt, less current maturities                     $     2,000    $     2,800    $     4,753    $     7,061    $    16,156
Shareholders' equity, including redeemable equity           $    32,062    $    33,064    $    34,678    $    33,383    $    33,471

(1) Includes the results of operations of the Company's subsidiary, Barrier Films Corp. ("Barrier") until May 15, 1997

(2)  Represents the Company's former food operations, which were sold in May
     1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following section presents a discussion and analysis of the Company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that are not historical facts (such as statements in future tense or using terms such as "believe" "expect" or "anticipate") are forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors" in "Results of Operations - Fiscal 2001 Compared to Fiscal 2000".


RESULTS OF OPERATIONS

         The following table shows, for the fiscal years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                                               PERCENTAGE OF NET SALES
                                                                                  YEAR ENDED MAY 31,
                                                      ------------------------------------------------------------------------
                                                                       2001                     2000                     1999
                                                      ----------------------   ----------------------   ----------------------
Net sales                                                             100.0 %                  100.0 %                  100.0 %
Cost of goods sold                                                     80.2                     78.8                     81.2
                                                      ----------------------   ----------------------   ----------------------
Gross profit                                                           19.8                     21.2                     18.8
Selling, general and administrative expenses                           16.8                     16.5                     15.5
                                                      ----------------------   ----------------------   ----------------------
Operating profit                                                        3.0                      4.7                      3.3
Other income (expense):
   Interest expense                                                    (0.5)                    (0.8)                    (0.9)
   Interest and other income                                            0.7                      0.9                      0.9
                                                      ----------------------   ----------------------   ----------------------
Earnings from operations
   before income taxes                                                  3.2                      4.8                      3.3
Income tax expense                                                      1.4                      2.0                      1.3
                                                      ----------------------   ----------------------   ----------------------
Net earnings                                                            1.8 %                    2.8 %                    2.0 %
                                                      ======================   ======================   ======================


FISCAL 2001 COMPARED TO FISCAL 2000

            The Company's net sales were $70.7 million for fiscal 2001, down 2.7 % or $2.0 million from fiscal 2000 net sales of $72.7 million. While both the Label and Graphics business units remained relatively flat, the Packaging business unit had a net sales decrease of $2.1 million or 12.7%. The loss of sales to AOL in the Graphics operations were substantially replaced by new sales. The economic slowdown experienced in the last six months of fiscal 2001 negatively affected all business units' sales. Sales and cost of goods sold have been restated to reflect EITF 00-10, "Accounting for Shipping and Handling
Fees" which requires that shipping costs now be included in that data.

            Gross profit as a percentage of net sales decreased to 19.8% in fiscal 2001 from 21.2% in fiscal 2000. The gross profit margin decreased $1.5 million from fiscal 2000 to $14.0 million. Inventory write-offs were approximately $300,000 in fiscal 2001 and approximately $100,000 in fiscal 2000. Management is continuing its programs to further reduce inventory to desired levels and does not currently believe that additional material costs will be incurred on the reductions. However, actual results are dependent on the ability of the Company to find buyers for slower moving materials or to use materials in the normal course of business. As a result of the implemented inventory programs, raw material levels are down approximately $1.2 million compared to last year. At May 31, 2001 work in process and finished goods inventory were approximately $1.6 million higher than at May 31, 2000. This inventory increase was done to facilitate the move of the Packaging operations to the Neenah facility and to insure that clients would have the necessary finished goods expected to draw upon during this transition time.

            Selling, general and administrative expenses decreased approximately $120,000 during fiscal 2001 and represent 16.8% of net sales as compared to 16.5% of net sales in fiscal 2000. Compared to fiscal 2000, the Company experienced decreases in administrative wages of $270,000, professional services of $180,000 and bad debt expense of $300,000. These were offset with increases of $410,000 in sales wages and commissions, $140,000 in travel related expenses, and $100,000 in other expenses. These increased expenses reflect the Company's efforts to increase its sales and marketing concentration given the relatively weak economy.

            Interest expense decreased approximately $230,000 or 38.0% during fiscal 2001. The reduction from fiscal 2000 is due to the nearly $2.0 million decrease in total debt as well as the Company's increased financial position. The Company did not have to use its line of credit facility during fiscal 2001. During fiscal 2001, the Company retired its term note payable and one of its Industrial Development Bonds. The remaining long-term debt consists solely of the remaining Industrial Development Bond. The bond is scheduled to be prepaid on October 1, 2001 when the Company will have vacated the property financed by the bond.

            Fiscal 2001 pretax earnings of $2.2 million represent a decrease of $1.3 million or 37.1% from the fiscal 2000 level of $3.5 million. Pretax earnings were 3.2% of net sales in fiscal 2001 as compared to 4.8% of net sales in fiscal 2000.

             Fiscal 2001 yielded net earnings of $0.34 per share. Fiscal 2000 yielded net earnings of $0.47 per share. Net earnings per share were also affected by the Company's purchase of treasury stock during fiscal 2001. The Company purchased 350,000 shares of treasury stock during fiscal 2001.

              As previously announced, the Company is in the process of merging its Outlook Packaging operations with its Outlook Label operations at Neenah, Wisconsin. The merger is the result of the continuing losses in the Packaging operations and an expected decrease in future contract volume from one of Packaging's larger customers. The Company expects to have the move completed by October 2001. The Company believes that this move will strategically position Label and Packaging, as they will have both narrow web and wide web capabilities within the same facility. Estimated future costs associated with the move include relocation and employee stay bonuses estimated to be $300,000 and start-up costs at the Web facility of approximately $50,000. These costs are expected to be offset in full by the gain from the sale of the facility and the potential sale of the Troy facility (although we cannot assure that the Troy facility will be sold for a profit or at any particular time). The gain or loss on the facility will be taken when the sale occurs; other charges relating to the closure of Troy were taken during fiscal 2001.


FISCAL 2000 COMPARED TO FISCAL 1999

             The Company's net sales were $72.7 million for fiscal 2000, up from fiscal 1999 sales of $68.4 million. The Graphics business unit had a net decrease in sales of $0.4 million; the Label segment and Packaging segments had net increases of $3.9 million and $0.9 million, respectively. The Graphics business unit had a gain of $4.0 million in the contract packaging market. This gain was offset by decreases of $4.0 million in the paperboard packaging market and $0.4 million in the direct marketing market.

            Gross profit as a percentage of net sales improved to 21.2% in fiscal 2000 from 18.8% in fiscal 1999. Gross profit increased $2.6 million from 1999 to $15.5 million. This improvement is primarily the result of the Company's continued efforts to increase sales with relatively less material costs as a percentage of sales. These increases were in the contract packaging and direct mail businesses. The Company also benefited from its continuing program to more efficiently use materials and personnel. Surplus equipment that had previously been used for the sports and collectible picture card market were put to alternative use or were sold. Inventory write-offs were approximately $100,000 in fiscal 2000 and $250,000 in fiscal 1999.

            Selling, general and administrative expenses increased $1.4 million in fiscal 2000 and represent 16.5% of net sales as compared to 15.4% in fiscal 1999. In fiscal 2000, the Company had increases of $0.6 million in wages and benefits, $0.8 million in bad debt expense, and $0.4 million in professional services. These increases were offset by decreases of $0.2 million in broker commission expense and $0.2 million in other administrative expenses, of which the majority represented recruiting and contract labor expense.

         Interest expense decreased slightly from 1999 due to the decrease in total debt. Interest expense as a percent of net sales decreased to 0.8% in fiscal 2000 versus 0.9% in fiscal 1999. Approximately $100,000 of the interest expense in fiscal 2000 is related to accelerated amortization of loan fees.

         Fiscal 2000 pretax earnings of $3.5 million represent a $1.2 million increase or 52.2% from fiscal 1999 of $2.3 million. Pretax earnings were 4.8% of net sales in fiscal 2000 as compared to 3.3% of net sales in fiscal 1999.

         Fiscal 2000 yielded net earnings of $0.47 per share. Fiscal 1999 yielded net earnings of $0.30 per share.


GENERAL FACTORS

         Because of the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. The loss of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability. For a discussion regarding client concentration and marketing factors, see Item 1-"Clients and Marketing", which is incorporated herein by reference. The Company performs various services on behalf of these clients such as printing, production of labels and contract packaging. Changes in the Company's project mix and timing of projects make predictability of the Company's future results very difficult. Changes in the Company's project mix and client base could affect future sales volume and profitability.

         Even though the Company is looking to increase the volume of longer term contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

         Clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to losses of business and significant period-to-period changes. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts.

         The Company uses complex and specialized equipment to provide its services, and manufacture its products; therefore, the Company is dependent upon the functioning of such machinery, and its ability to acquire and maintain appropriate equipment.

         The Company announced its intentions to merge the Outlook Packaging facility with its Outlook Label facility in Neenah, Wisconsin in order to have a Web facility that produced both narrow web and wide web applications within one facility. That transition began during the fourth quarter of fiscal 2001 and is expected to take until the second quarter of fiscal 2002 to complete. The Company cannot assure that any such actions will be successfully implemented or that they will not have a negative effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         As shown on the Consolidated Statements of Cash Flows, fiscal 2001 cash provided from operating activities was $5.8 million as compared to $7.1 million in fiscal 2000. In fiscal 2001, the Company used $3.2 million to acquire property, plant and equipment. In addition, the Company used cash to pay down an additional $2.0 million of long-term debt and purchased $2.2 million of treasury stock. In June 2000, the acquisition of Star Labels by the Company was financed with cash generated from internal operations.

         The Company's operating cash was increased by a $2.3 million decrease in accounts and notes receivable. The Company's operating cash was reduced by a $.3 million increase in inventory and a $0.5 million decrease in accounts payable. During fiscal 2001, the Company provided $0.7 million for additional reserves of receivables as compared to $1.0 million in fiscal 2000. The Company continues to monitor its inventory requirements and the credit worthiness of its clients. Management continues its program to reduce inventory to desired levels. Raw material inventory at May 31, 2001 decreased $1.2 million from fiscal 2000. Inventory at May 31, 2001 reflects an approximately $1.6 million increase in work in process and finished goods inventory as compared to the previous year end. This inventory increase will help insure that there are no client interruptions during the transition of Outlook Packaging into the Outlook Label facility.

         Net cash used in financing activities was $4.1 million, of which approximately $2.0 million represents the Company's net reduction of debt. The Company has extinguished its term note payable and one of its Industrial Development Bonds during fiscal 2001. The Company's long-term debt consists solely of the remaining Industrial Development Bond. The Company plans to pay off the remaining balance of the Industrial Development Bond in fiscal year 2002 with the proceeds from the sale of the Oak Creek facility. As previously discussed, the Company also used $2.2 million to purchase treasury stock, which the Company purchased in connection with the litigation settlement.

         The Company maintains a credit facility with a bank, but has no outstanding balances on the revolver as of May 31, 2001 or at July 31, 2001. The facility provides for a maximum revolving credit commitment of $15.0 million less approximately $2.8 million used for standby letters of credit. Interest on the debt outstanding during the year varied with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart.

         In December 2000, the Company settled litigation with the purchaser of its former Barrier subsidiary. Under that settlement the other party agreed to pay $2.1 million, plus interest, less certain credits to the Company. The Company also agreed to buy back 450,000 Company common shares owned by that purchaser. All payments to the Company and purchases of 350,000 shares, were made as scheduled in fiscal 2001. The Company has subsequently purchased the remaining 100,000 shares. In July 2001, the obligor paid early all remaining indebtedness. Due to the operation of credits and the timing, the Company charged $200,000 against reserves in the first quarter of 2002.

         Notes receivable includes $500,000 from the purchaser of the Company's former food operations. The balance of those amounts is due in fiscal 2002, with a payment of $125,000 having been received in August 2001.

         The Company anticipates capital expenditures of approximately $3.0 million in fiscal 2002, excluding any acquisition opportunities that may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities.

         The Company expects that the costs associated with the merger of the Oak Creek facility into the Neenah facility will not have a material cash impact on the financial statements and any losses will be offset by the gains incurred on the sale of the building during the first quarter of fiscal 2002.

         The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in the transactions discussed above during recent fiscal years, and may result in additional transactions during fiscal 2002 and beyond.



RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142 , "Goodwill and Other Intangible Assets." The statements eliminate the pooling of interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. The Company has the option to early adopt these pronouncements during the first quarter of fiscal year 2002. The Company is currently assessing whether to early adopt these pronouncements; however the adoption of these statements are not expected to have a material effect on the Company's financial position or results of operations.

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

         The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its last fiscal year, May 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements (including the notes thereto and the accountants' report thereon) required by this item are set forth on pages F-1 and following of this Report, and are incorporated herein by reference. See also "Index to Financial Statements and Financial Statement Schedules" following Item 14 herein.


                                                               Quarter
                                              -----------------------------------------------
2001                                             First      Second        Third      Fourth
----                                            ------      ------        -----      ------
Net sales                                      $24,073     $18,234      $14,484     $13,869
Gross profit                                     4,055       5,678        1,702       2,560
Net income (loss)                                  547       1,321         (630)         58
Earnings (loss) per common share:
      Basic                                      $0.14       $0.34       ($0.16)      $0.02
      Diluted                                    $0.14       $0.33       ($0.16)      $0.02

                                                               Quarter
                                              -----------------------------------------------
2000                                             First      Second        Third      Fourth
----                                             -----      ------        -----      ------
Net sales                                      $18,162     $16,293      $18,053     $20,236
Gross profit                                     3,388       3,945        3,485       4,632
Net income (loss)                                  353         719          303         643
Earnings (loss) per common share:
      Basic                                      $0.08       $0.16        $0.07       $0.16
      Diluted                                    $0.08       $0.16        $0.07       $0.16


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

         Not applicable.





         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about October 18, 2001 ("2001 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 2001 Annual Meeting Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this item is incorporated by reference to "Certain Transactions" in the 2001 Annual Meeting Proxy Statement.


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

         (b)      REPORTS ON FORM 8-K:

                  None filed during the fourth quarter of fiscal 2001

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report:


                                                                                                  PAGE NUMBER

         Report of Independent Accountants..............................................              F-2

         Consolidated Balance Sheets as of May 31, 2001 and 2000........................              F-3

         Consolidated Statements of Operations for the years ended May 31, 2001, 2000
                  and 1999 .............................................................              F-4

         Consolidated Statements of Shareholders' Equity for the years ended
                  May 31, 2001, 2000 and 1999...........................................              F-5

         Consolidated Statements of Cash Flows for the years ended May 31, 2001,
                  2000 and 1999.........................................................              F-6

         Notes to Consolidated Financial Statements.....................................              F-7


         The following financial statement schedule of the Company, and the accountants' report thereon, appear on the indicated pages in this Form 10-K Annual Report:


                                                                                              PAGE NUMBER IN 10-K
                                                                                              -------------------
         Statement of Management Responsibility
                  for Financial Statements..............................................             F-17

         Report of Independent Accountants on
                  Financial Statement Schedules.........................................             F-18

         Schedule II -- Valuation and Qualifying Accounts...............................             F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
   Outlook Group Corp. and Subsidiaries
   Neenah, Wisconsin

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Outlook Group Corp. and its subsidiaries at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.


PricewaterhouseCoopers LLP


Milwaukee, Wisconsin
June 27, 2001, except as to certain
information included in Note G
for which the date is July 24, 2001

                               OUTLOOK GROUP CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 MAY 31,
                                                                                 -----------------------------------------
                                                                                        2001                  2000
                                                                                 -------------------    ------------------
                                                                                      (IN THOUSANDS EXCEPT SHARE AND
 ASSETS                                                                                     PER SHARE AMOUNTS)
 Current Assets
    Cash and cash equivalents                                                                 $ 757               $ 1,981
    Accounts receivable, less allowance for
        doubtful accounts of $586 and $774, respectively                                      8,336                10,088
    Notes receivable-current                                                                  2,021                   550
    Inventories                                                                               6,754                 6,390
    Deferred income taxes                                                                       695                   707
    Income taxes refundable                                                                      32                   -
    Other                                                                                       416                   719
                                                                                 -------------------    ------------------
        Total current assets                                                                 19,011                20,435
  Notes receivable-non-current, less allowance for
      doubtful accounts of $477 and $777, respectively                                          175                 2,713
  Property, plant, and equipment
      Land                                                                                      803                   543
      Building and improvements                                                              12,012                11,386
      Machinery and equipment                                                                40,180                38,323
                                                                                 -------------------    ------------------
                                                                                             52,995                50,252
    Less: accumulated depreciation                                                          (30,473)              (26,984)
                                                                                 -------------------    ------------------
                                                                                             22,522                23,268
  Other assets                                                                                1,370                 1,450
                                                                                 -------------------    ------------------
        Total assets                                                                       $ 43,078              $ 47,866
                                                                                 ===================    ==================
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
    Current maturities of long-term debt                                                      $ 800               $ 1,953
    Accounts payable                                                                          2,044                 2,351
    Accrued liabilities:
         Salaries and wages                                                                   1,572                 2,120
         Other                                                                                  926                 1,559
                                                                                 -------------------    ------------------
            Total current liabilities                                                         5,342                 7,983
  Long-term debt, less current maturities                                                     2,000                 2,800
  Deferred income taxes                                                                       3,675                 4,019
  Commitments and contingencies (Note G)                                                          -                     -
  Redeemable equity                                                                             641                     -
  Shareholders' equity
    Cumulative preferred stock, $.01 par value - authorized
      1,000,000 shares; none issued                                                               -                     -
    Common stock, $.01 par value - authorized 15,000,000 shares;
      5,137,382 and 5,127,132 shares issued and outstanding, respectively                        51                    51
    Additional paid-in capital                                                               18,187                18,549
    Retained earnings                                                                        23,996                22,700
    Officer loans                                                                              (228)                 (100)
                                                                                 -------------------    ------------------
                                                                                             42,006                41,200
    Less 1,596,563 and 1,246,563 shares of treasury stock at cost, respectively             (10,586)               (8,136)
                                                                                 -------------------    ------------------
      Total shareholders' equity                                                             31,421                33,064
                                                                                 -------------------    ------------------
      Total liabilities and shareholders' equity                                           $ 43,078              $ 47,866
                                                                                 ===================    ==================


The accompanying notes are an integral part of these financial statements.

                               OUTLOOK GROUP CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED MAY 31,
                                                      ----------------------------------------------------
                                                           2001              2000              1999
                                                      ----------------  ----------------  ----------------
                                                           (IN THOUSANDS EXCEPT SHARE AND PER SHARE
                                                                           AMOUNTS)
 Net sales                                            $        70,660   $        72,744   $        68,427
  Cost of goods sold                                           56,665            57,294            55,583
                                                      ----------------  ----------------  ----------------
    Gross profit                                               13,995            15,450            12,844
 Selling, general, and
  administrative expenses                                      11,882            12,000            10,554
                                                      ----------------  ----------------  ----------------
   Operating profit                                             2,113             3,450             2,290
Other income (expense):
      Interest expense                                           (372)             (600)             (627)
      Interest and other income                                   497               619               609
                                                      ----------------  ----------------  ----------------
 Earnings from operations
   before income taxes                                          2,238             3,469             2,272
Income tax expense                                                942             1,451               877
                                                      ----------------  ----------------  ----------------
     Net earnings                                     $         1,296   $         2,018   $         1,395
                                                      ================  ================  ================

 Net earnings per share - Basic                       $          0.34   $          0.47   $          0.30
                                                      ================  ================  ================

Net earnings per share - Diluted                      $          0.34   $          0.47   $          0.30
                                                      ================  ================  ================

 Weighted average number of shares outstanding
     Basic                                                  3,816,386         4,308,382         4,667,132
                                                      ================  ================  ================
     Diluted                                                3,867,530         4,323,834         4,667,542
                                                      ================  ================  ================

The accompanying notes are an integral part of these financial statements.

                               OUTLOOK GROUP CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------
                                                  COMMON STOCK           ADDITIONAL
                                            -------------------------     PAID-IN      RETAINED    OFFICER
                                              SHARES         AMOUNT       CAPITAL      EARNINGS     LOANS
-------------------------------------------------------------------------------------------------------------
                                                           (IN THOUSANDS EXCEPT SHARE AMOUNTS)

Balance at June 1, 1998                      5,117,132      $    51      $ 18,494      $ 19,287       -
   Net earnings                                    -            -             -           1,395       -
   Officer loan                                    -            -             -             -        (100)
                                            ----------      --------     ---------     ---------  --------
Balance at May 31, 1999                      5,117,132           51        18,494        20,682      (100)
   Exercise of employee stock options           10,000          -              55           -         -
   Purchase of treasury stock                      -            -             -             -         -
   Net earnings                                    -            -             -           2,018       -
                                            ----------      --------     ---------     ---------  --------
Balance at May 31, 2000                      5,127,132           51        18,549        22,700      (100)
   Exercise of employee stock options           10,250          -              41           -         -
   Officer loans                                                                                     (128)
   Redeemable equity                                                         (403)
   Purchase of treasury stock                      -            -             -             -         -
   Net earnings                                    -            -             -           1,296       -
                                            ----------      --------     ---------     ---------  --------
Balance at May 31, 2001                      5,137,382      $    51      $ 18,187      $ 23,996    $ (228)
                                            ==========      ========     =========     =========  ========


----------------------------------------------------------------------------------------

                                                   TREASURY STOCK
                                             --------------------------
                                                SHARES        AMOUNT           TOTAL
----------------------------------------------------------------------------------------
Balance at June 1, 1998                          450,000     $  (4,449)     $  33,383
   Net earnings                                      -             -            1,395
   Officer loan                                      -             -             (100)
                                               ----------   -----------     ----------
Balance at May 31, 1999                          450,000        (4,449)        34,678
   Exercise of employee stock options              9,312           (55)           -
   Purchase of treasury stock                    787,251        (3,632)        (3,632)
   Net earnings                                      -             -            2,018
                                               ----------   -----------     ----------
Balance at May 31, 2000                        1,246,563        (8,136)        33,064
   Exercise of employee stock options                -             -               41
   Officer loans                                                                 (128)
   Redeemable equity                                                             (403)
   Purchase of treasury stock                    350,000        (2,450)        (2,450)
   Net earnings                                      -             -            1,296
                                               ----------   -----------     ----------
Balance at May 31, 2001                        1,596,563     $ (10,586)     $  31,420
                                               ==========   ===========     ==========

                               OUTLOOK GROUP CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED MAY 31,
                                                                        -----------------------------------------------------
                                                                              2001              2000              1999
                                                                        -----------------  ----------------  ----------------
                                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                $    1,296       $    2,018         $    1,395
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization                                                 3,733            3,820              3,910
   Provision for doubtful accounts                                                 710            1,010                188
   (Gain) loss on sale of assets                                                  (186)             154                 93
   Deferred income taxes                                                          (332)            (655)               610
Change in assets and liabilities, net of effects of acquisitions and disposals of businesses:
   Accounts and notes receivable                                                 2,322              790              1,154
   Inventories                                                                    (311)          (1,491)               922
   Income taxes                                                                   (671)           1,515                 15
   Accounts payable                                                               (474)            (871)            (1,481)
   Accrued liabilities                                                            (588)             741               (580)
   Other                                                                           262               46                162
                                                                            -----------      -----------        -----------
     Net cash provided by operating activities                                   5,761            7,077              6,388
                                                                            -----------      -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                                 (3,237)          (1,420)            (3,397)
   Proceeds from sale of assets                                                    504              661                 37
   Purchase of businesses                                                          -                -               (2,492)
   Loan to officers                                                               (128)             -                 (100)
                                                                            -----------      -----------        -----------
     Net cash used in investing activities                                      (2,861)            (759)            (5,952)
                                                                            -----------      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in book overdraft                                           -               (337)               337
   Payments on long-term borrowings                                             (1,953)          (2,308)            (1,658)
   Exercise of stock options                                                        41                -                -
   Purchase of treasury stock and redeemable equity                             (2,212)          (3,632)               -
                                                                            -----------      -----------        -----------
     Net cash used in financing activities                                      (4,124)          (6,277)            (1,321)
                                                                            -----------      -----------        -----------
Net (decrease) increase in cash                                                 (1,224)              41               (885)
Cash and cash equivalents at beginning of year                                   1,981            1,940              2,825
                                                                            -----------      -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $      757       $    1,981         $    1,940
                                                                            ===========      ===========        ===========

The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES

         The following is a summary of Outlook Group Corp. and its wholly owned subsidiaries ("Company") significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements:

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include all the accounts of Outlook Group Corp. and its wholly owned subsidiaries: Outlook Label Systems, Inc. ("Outlook Label"); Outlook Foods, Inc. ("Outlook Foods"), which is inactive, and Outlook Packaging, Inc. ("Outlook Packaging").

         All inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

REVENUE RECOGNITION

         Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. These criteria are satisfied, and accordingly, revenue is recognized upon shipment by the Company.

SHIPPING AND HANDLING FEES AND COSTS

         During the fourth quarter of fiscal year 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No, 00-10 "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling fees and costs which the Company had previously recorded on a net basis as a component of net sales are reflected in costs of goods sold, as appropriate.

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less at the time of purchase.

ACCOUNTS AND NOTES RECEIVABLE

         As of May 31, 2001 and 2000, 33% and 13%, respectively, of the accounts receivable balance relates to three clients.

         Notes receivable at May 31, 2001 and 2000 were $2,196,000 and $3,263,000, respectively. The amounts recorded are net of reserves for potential uncollectibility of $477,000 and $777,000, respectively. The carrying value of these notes approximates fair value, as they are interest bearing at rates that approximate market rates of interest.

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight- line method over the estimated useful lives of the assets as follows:

         Buildings and improvements                           10-40 years
         Machinery and equipment                               5-10 years

         Depreciation expense was $3,611,000, $3,701,000, and $3,825,000 for the years ended May 31, 2001, 2000 and 1999, respectively. Significant additions or improvements extending the useful lives of assets are capitalized. Repairs and maintenance are charged to earnings as incurred. Upon retirement or disposal of assets, the applicable costs and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income.

         Applying the criteria established by FAS 121, the Company determined that certain assets were impaired and recorded a reserve of $300,000 and $438,000 as of May 31, 2001 and 2000, respectively, based upon fair market value of the assets.

INTANGIBLE ASSETS

         Intangible assets are included within other assets and include goodwill, which represents costs in excess of net assets of businesses acquired, loan costs and capital lease placement fees. These intangible assets are being amortized over periods ranging from 4 years to 25 years, using the straight-line method. The Company continually reviews goodwill and other intangible assets to assess recoverability based upon estimated future results of operations and cash flows at the aggregate business unit level.

STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

INCOME TAXES

         Deferred tax assets, net of any applicable valuation allowance, and deferred tax liabilities are established for the future tax effects of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes, as measured by applying current tax laws.

EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period.

         The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                         2001                 2000                 1999
                                   -----------------    -----------------    -----------------
Basic                                   3,816,386            4,308,382            4,667,132
Effect of Dilutive Securities -
   Stock Options                           51,144               15,452                  410
                                   -----------------    -----------------    -----------------
Diluted                                 3,867,530            4,323,834            4,667,542
                                   =================    =================    =================

RECLASSIFICATIONS

         Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation.



RECENTLY ISSUED ACCOUNTING STANDARDS

         During 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards FAS 133 "Accounting for Derivative Instruments and Hedging Activities." FAS 133 established standards for accounting for derivatives and hedging activities. The effective application date of this standard has been deferred by the release of FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." FAS 133 is effective for the Company on July 1, 2002. The adoption is not expected to have any impact on the Company as it does not have any derivative financial instruments.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling of interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. The Company has the option to early adopt these pronouncements during the first quarter of fiscal year 2002. The Company is currently assessing whether to early adopt these pronouncements; however the adoption of these statements are not expected to have a material effect on the Company's financial position or results of operations



NOTE B - INVENTORIES

        Inventories consist of the following at May 31

                                      2001            2000
                                  ----------------------------
                                         (in thousands)
        Raw materials                 $ 2,078         $ 3,306
        Work in process                 1,881           1,092
        Finished Goods                  2,795           1,992
                                  ------------    ------------
             Total                    $ 6,754         $ 6,390
                                  ============    ============

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following at May 31:

                                                                                                  2001            2000
                                                                                             --------------  --------------
                                                                                                     (in thousands)
Term note payable, due in quarterly principal installments ranging from $369,327 to $383,334 from June 16, 2000 through September 16, 2000, plus interest at a
  weighted average interest rate                                                               $      -        $      753

Industrial development bond, due in semi-annual principal installments of
  $400,000 from February 1, 2000 through August 1, 2004, plus interest at a
  floating rate determined by a remarking agent (3.10% at May 31, 2001)                             2,800           3,600

Industrial development bond, due in annual principal installments of $400,000 through September 1, 2000, plus interest at a floating rate determined by a
  remarking agent                                                                                     -               400
                                                                                               -----------     -----------
                                                                                                    2,800           4,753
Less current maturities                                                                               800           1,953
                                                                                               -----------     -----------
                                                                                               $    2,000      $    2,800
                                                                                             =============   =============

At May 31, 2001, future maturities of long-term debt were as follows:

                                                                                              (in thousands)
                                                                                              --------------
                                                                                        2002    $      800
                                                                                        2003           800
                                                                                        2004           800
                                                                                        2005           400
                                                                                               ------------
                                                                                       Total    $    2,800
                                                                                               ============

         On May 12, 1999, the Company entered into an Amended and Restated Loan and Security Agreement (the "Agreement") with its bank, which provided a revised credit facility. Under the Agreement, the lender provides a $15,000,000 credit facility comprised of a revolving line of credit commitment (the "Revolver") and letters of credit. Borrowings under the Revolver bear interest, at the Company's option, at a bank determined reference rate or an IBOR based rate. At May 31, 2001 the Company had no borrowings under the Revolver and had outstanding letters of credit in the amount of $2,800,000 in support of the outstanding industrial development bond.

         Substantially all of the Company's assets have been pledged as collateral on the Agreement. The creditor party to the revolving credit arrangement has a priority security interest over the remaining creditors. The revolving credit agreement and industrial development bond obligation are subject to the terms of certain agreements which contain provisions setting forth, among other things, fixed charges restrictions, net worth and debt-to-equity requirements, and restrictions on property and equipment additions, loans, investments, other borrowings, and acquisitions and redemption's of the Company's stock or the issuance of stock except for cash. Additionally, the Company may not pay cash dividends without the prior consent of certain of its lenders. The carrying amounts of the Company's long-term debt approximates its fair value based on rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

         As a result of the sale of the Outlook Packaging facility in June 2001, the Company intends to use the proceeds to pay off the remaining long-term debt associated with the industrial development bond when the facility is vacated.

NOTE D - EMPLOYEE BENEFIT PLANS

         The Company offers a 401(k) savings plan for all employees that meet certain eligibility requirements. Employee contributions to the plan are made through payroll deductions. In addition, the Company matches 40-50% of the first 6% of each employee's contribution. Employer matching contributions under the 401(k) plan for the years ended May 31, 2001, 2000, and 1999 were $270,000, $217,000, and $184,000, respectively.

         The Company is not obligated to provide any post-retirement medical or life insurance benefits or any post-employment benefits to its employees.

NOTE E - INCOME TAXES

The reconciliation of income tax computed at the statutory federal income tax rate to the Company's effective income tax rate, expressed as a percentage of pre-tax earnings is as follows:

                                                     2001        2000        1999
                                                 -------------------------------------
Statutory federal income tax rate                     34.0%       34.0%       34.0%
State income taxes, net                                5.4%        4.2%        6.9%
Other                                                  2.7%        3.6%       (2.3%)

                                                 -------------------------------------
                                                      42.1%       41.8%       38.6%
                                                 =====================================

The provision for income taxes consist of the following:

                                            2001        2000        1999
                                        -------------------------------------
                                                   (in thousands)
Current:
   Federal                                   $ 1,047     $ 1,845       $ 138
   State                                         227         261         129
                                        -------------------------------------
                                               1,274       2,106         267
                                        -------------------------------------

Deferred:
   Federal                                      (259)       (619)        501
   State                                         (73)        (36)        109
                                        -------------------------------------
                                                (332)       (655)        610
                                        -------------------------------------

                                               $ 942     $ 1,451       $ 877
                                        =====================================

The components of the net deferred income tax liability as of May 31, 2001 and 2000 were as follows:

                                                     2001        2000
                                                 -------------------------
                                                      (in thousands)
Deferred tax assets:
  Employee benefits                                 $    216    $    219
  Inventory                                               98         100
  Accounts receivable                                    214         201
  Tax carryforwards                                      372         362
  Other                                                  -            26
                                                    ---------   ---------
                                                         900         908
                                                    ---------   ---------

Deferred tax liabilities:
  Property, plant and equipment                        3,765       4,072
  Barrier installment sale                               111         131
  Other                                                    4          17
                                                    ---------   ---------
                                                       3,880       4,220

                                                 -------------------------
Net deferred income tax liability                    $ 2,980     $ 3,312
                                                 =========================

The Company has certain loss and tax credit carryforwards for state income tax purposes that, net of related federal income taxes, approximate $372,000. Those state carryforwards expire in varying amounts through 2016.

NOTE F - STOCK OPTIONS

         In 1990, the shareholders approved the 1990 Stock Option Plan (the "1990 Plan") that provided for the granting of options as an incentive to officers and certain key salaried employees. The 1990 Plan provided for the issuance of up to 200,000 shares of common stock at an exercise price not less than the market price of the common stock on the date of the grant. Options granted prior to 1996 became exercisable six months after the date of grant. Options granted during 1996 and 1997 became exercisable one year after the date of grant. Options granted during 1999 became exercisable six months after grant. In addition, during fiscal 1997, the Company granted its non-employee directors stock options for a total of 18,000 shares apart from the 1990 Plan. As of May 31, 2001 there were 132,500 options outstanding under the 1990 Plan excluding the directors shares. No additional options can be awarded under the 1990 Plan.

         In 1999, the shareholders approved the 1999 Stock Option Plan ("the 1999 Plan") that also provides for the granting of stock as an incentive to officers, directors and certain key salaried employees. The 1999 Plan provides for the issuance of options on up to 200,000 shares of common stock at an exercise price that may not be less than the market price of the common stock on the date of the grant. Options granted under the 1999 plan become exercisable over a three-year vesting period from the date of the grant. As of May 31, 2001 there were 100,000 options outstanding under the 1999 Plan.

Transactions under the option plans and the directors options during the years ended May 31, 2001, 2000, and 1999 are summarized as follows:

                                                        2001                           2000                         1999
                                            ----------------------------------------------------------  ----------------------------
                                                             WEIGHTED                      WEIGHTED                      WEIGHTED
                                                              AVERAGE                       AVERAGE                       AVERAGE
                                                             EXERCISE                      EXERCISE                      EXERCISE
                                               SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
                                            -------------   ------------  --------------  ------------  --------------  ------------
Options outstanding, beginning of year           280,750         $ 4.62         161,000        $ 4.46         133,000        $ 6.01
Granted                                            5,000           5.69         151,750          4.86          86,500          3.94
Exercised                                        (10,250)          4.10         (10,000)         5.50             -             -
Expired                                          (25,000)          4.57         (22,000)         4.72         (58,500)         4.47
                                            -------------   ------------  --------------  ------------  --------------  ------------
Options outstanding, end of year                 250,500         $ 4.66         280,750        $ 4.62         161,000        $ 4.46
                                            =============   ============  ==============  ============  ==============  ============


         The outstanding stock options at May 31, 2001 have a range of exercise prices between $3.94 and $5.81 per share, a weighted average contractual life of approximately 5 years, and a maximum term of 10 years from the date of grant. At May 31, 2001, 250,500 options are exercisable at a weighted average exercise price of $4.66. The weighted average fair value at date of grant for options granted during 2001 and 2000 was $1.48 and $1.49, respectively. The fair value of options, at date of grant, for options granted in 2001 and 2000 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                                2001             2000
                                                                                ----             ----
  Expected life (years)                                                            2                2
  Risk -free interest rate                                                      4.79 %           5.77% - 6.77%
  Expected volatility                                                           41.1%            45.1%
  Expected dividend yield                                                       --               --

         The Company applies Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the statement of operations. Had compensation cost been determined under an alternative method suggested by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect on the 2001, 2000 and 1999 net earnings would have been $(4,300), ($135,000), and $(95,000), respectively. The pro forma effect on the 2001, 2000, and 1999 earnings per share for both basic and diluted would have been $(.00), $(.03), $(.02), respectively.

NOTE G - COMMITMENTS AND CONTINGENCIES

         The Company has a number of operating lease agreements primarily involving manufacturing equipment and warehouse space. These leases are non-cancelable and expire on various dates through 2007.

         The following is a schedule, by fiscal year, of the rental payments due under non-cancelable operating leases, as of May 31, 2001:

                (in thousands)
              --------------------
         2002             $ 2,462
         2003               2,282
         2004               2,230
         2005               2,230
         2006               1,602
   Thereafter               2,794
              --------------------
     Total                $13,600
              ====================

         Rent expense for the years ended May 31, 2001, 2000 and 1999, was $2,196,000, $2,308,000, and $2,318,000 respectively.

         Outlook Packaging, Inc., a subsidiary of the Company, has been sued by Health Jet, Inc. d/b/a Chung's Groumet Foods (Chung's) in the United States District Court of the Eastern District of Wisconsin (case number OO C 0639). This suit alleges various causes for action and claims damages of $4.9 million. The Company has filed a third party complaint against Mantz & Associates seeking indemnification in connection with the action.

         The Company has answered denying liability and has begun non-binding mediation with Chung's in an attempt to settle this suit. At this time, a final agreement has not been formalized and there can be no assurance that a settlement will be reached or as to the terms of such a settlement.

         Outlook Group was a defendant in an action captioned Barrier-NY versus Outlook Group and Joseph Baksha, filed in 1999. This suit alleged various causes of action which arose out of the acquisition of BFC by Barrier-NY from Outlook Group in May 1997. Barrier's complaint had multiple counts, with overlapping claims that can be summarized as: (a) various allegations and causes of action arising from the alleged failure of Outlook Group to comply with closing obligations relating to consents by former BFC officers under their employment agreement; (b) alleged tortuous interference with Barrier-NY's client relationship with a client of BFC prior to the transaction; (c) various claims that Outlook Group failed to comply with its obligations under a related Rebate and Supply Agreement; (d) allegations that Outlook Group either misappropriated or disclosed certain confidential BFC information, and (e) a request for a judgment declaring the 1997 promissory note executed by Barrier-NY in the BFC acquisition unenforceable, null and void. Because the complaint presented overlapping claims, and requested multiple awards of damages for the same underlying facts, determining the actual amount at issue was uncertain; however, all of the claims made totaled $27.65 million, plus elimination of the note, plus requests for costs and punitive damages, without adjusting the claims for multiple requests resulting from overlapping causes of action.

         Outlook Group denied liability and counterclaimed for more than $2.8 million, plus costs and other damages, as a result of Barrier-NY's failure to make payments due to Outlook Group under a promissory note and the Purchase Agreement in connection with the sale of BFC. At May 31, 2000, under the note and the Purchase Agreement, an aggregate of approximately $2.8 million (plus costs and expenses of collection) was due to Outlook Group by Mr. Shemesh's affiliates; unpaid amounts were subject to interest at 12% per annum.

         In a separate matter, Outlook Packaging, Inc., a wholly owned subsidiary of Outlook Group, commenced an action against BFC in early 2000. In that suit, which sought monetary damages, Outlook Packaging alleged misrepresentation, tortuous interference and breach of warranty against BFC, based upon certain films produced by BFC for Outlook Packaging. BFC answered the complaint making counterclaims against Outlook Packaging that mirrored Barrier-NY's claims in the litigations discussed above.

         In December 2000, the Company and Barrier-NY and their affiliates settled this litigation. Neither party admitted liability as part of the settlement. Pursuant to the settlement agreement, Barrier-NY agreed to pay Outlook Group $2.15 million (plus or minus interest, credits and other specified payments), through two new promissory notes and other payments. The payments are due on specified schedules from January 15, 2001 through February 15, 2004. The maximum due during fiscal 2001 was $2.15 million. At May 31, 2001, a total of $1.52 million remained due, and payments were current at that date. The remaining principal amounts were due in monthly installments of $39,000. Amounts due after April 15, 2001, bore interest at 8.3% per annum, although Barrier-NY was entitled to a credit against, or reduction of, some or all interest due under circumstances provided in the settlement agreement. A final lump sum payment of $265,000 was due in 2004. The Company had adequate reserves recorded for the settlement, thus the settlement did not have a material impact on the Company's operating results for the fiscal year ended May 21, 2001.

         On July 23, 2001, Barrier-NY repaid in full all amounts due to Outlook Group, net of credits of approximately $220,000 due to Barrier-NY. As a result, the remaining notes receivable balance due from Mr. Shemesh was reclassified as a current asset as of May 31, 2001.

         In addition, as part of the December 2000 settlement agreement, Outlook Group agreed to purchase up to 450,000 shares of Outlook Group common stock owned by Mr. Shemesh, president of Barrier and at the time, a greater than 10% shareholder of the Company, for $7.00 per share. The 450,000 shares of common stock owned by Mr. Shemesh have been recorded as redeemable equity based on the market value of the common stock at the date of the settlement. In addition, Mr. Shemesh could receive certain credits of up to $0.275 per share sold (partially included in the amounts stated above) against amounts later due by him under the settlement agreement. Mr. Shemesh had the option, but not an obligation, to tender shares on specified dates through July 20, 2001. Through May 31, 2001, Mr. Shemesh tendered, and Outlook Group repurchased 350,000 shares of common stock from Mr. Shemesh under these arrangements. On July 24, 2001, Mr. Shemesh subsequently tendered, and Outlook Group purchased, the remaining 100,000 shares, and Outlook Group paid Mr. Shemesh credits of $104,000, in addition to those allowed to Barrier-NY, which are included above.

         The settlement agreement was accompanied by specified releases. Various prior promissory notes and other arrangements between the parties have been terminated.

NOTE H - OPERATING SEGMENTS AND MAJOR CLIENTS

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

         Summarized financial information for the years ended May 31, 2001, 2000 and 1999 are as follows:

                                                                    LABEL
                                             GRAPHICS              SYSTEMS       PACKAGING          ALL OTHER          TOTAL
                                             --------              -------       ---------          ---------          -----
2001

Net sales                                    $ 38,019              $ 18,829         $ 14,627         $   (815)        $ 70,660
Depreciation and amortization                   1,860                   898              947               28            3,733
Interest income                                    33                     1                1              179              214
Interest expense                                  -                       2              218              152              372
Income tax expense (benefit)                      601                   526             (185)             -                942
Net earnings (loss)                               991                   880             (452)            (123)           1,296

Total assets                                 $ 25,043              $  7,009         $ 11,026         $      -         $ 43,078

2000

Net sales                                      $ 37,820           $ 18,744           $ 16,760          $   (580)     $ 72,744
Depreciation and amortization                     1,963                889                938                30         3,820
Interest income                                       5                -                    7               417           429
Interest expense                                    -                   39                246               315           600
Income tax expense (benefit)                        515              1,085               (353)              204         1,451
Net earnings (loss)                               2,185              1,745               (639)           (1,273)        2,018
Total assets                                   $ 27,333           $  8,046           $ 12,487          $      -      $ 47,866


1999

Net sales                                      $ 38,261            $ 14,868        $ 15,855         $   (557)        $ 68,427
Depreciation and amortization                     1,961                 917           1,003               29            3,910
Interest income                                     -                   -                 5              439              444
Interest expense                                    -                    73             228              326              627
Income tax expense (benefit)                        986                 505            (643)              29              877
Net earnings (loss)                               1,629                 890          (1,140)              16            1,395
Total assets                                   $ 31,154            $  7,516        $ 13,097         $      -         $ 51,767


         During the years ended May 31, 2001, 2000, and 1999, the Company had sales to certain clients that accounted for more than 10% of the Company's net sales as follows:

                                2001          2000          1999
                          --------------------------------------------
Kimberly Clark                   10%            8%            8%
AOL                               5%           12%           10%

NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION


         Cash paid during the year:

                          2001            2000          1999
                      --------------  -------------  ------------
                                    (IN THOUSANDS)
Interest                 $  401         $  621           $  691
Income taxes, net        $1,945         $  591           $  242



NOTE J - ACQUISITIONS

         In November 1997, the Company acquired selected operations of General Converting, another flexible packaging company, which Outlook Packaging was able to continue in its existing Oak Creek facilities. In February 1999, the Company acquired specified additional business of Plicon Corporation. In October 1998, the Company acquired selected assets of Precision Paper Converters, Inc., a paper sheeting company; the acquired assets and operation have been integrated into Outlook Graphics. In March 1999, the Company acquired certain assets of Kostner Graphics, a commercial printing company, which the Company has integrated into its Outlook Graphics operations. In June 2000, the Company acquired the business and assets of Star Label, a division of Docusystems. The Company has since merged this business into its Neenah, Wisconsin facility. These acquisitions included both acquisitions of assets and businesses. The acquisitions of the business in 1999 resulted in a total purchase price of $2.5 million and the resulting goodwill was $325,000. Pro forma statements of operations for fiscal 2001, 2000 and 1999 reflecting these acquisitions are not shown, as they would not differ materially from the reported results.


NOTE K - FOURTH QUARTER RESULTS

         Fourth quarter write-offs related to receivables and inventories decreased the fiscal 2001 fourth quarter earnings before income tax by approximately $333,000.

         STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

         The consolidated financial statements and accompanying information were prepared by and are the responsibility of management. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts that are based on management's best estimates and judgments.

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
    Outlook Group Corp. and Subsidiaries
    Neenah, Wisconsin


     Our audits of the consolidated financial statements referred to in our report dated June 27, 2001 (which report and consolidated financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP


Milwaukee, Wisconsin
June 27, 2001

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                 ADDITIONS
                                             BALANCE             CHARGED TO
                                            BEGINNING            COSTS AND                                  BALANCE
                                             OF YEAR              EXPENSES            DEDUCTIONS          END OF YEAR
                                      -------------------------------------------------------------------------------------
Year Ended May 31, 2001
Allowance for doubtful accounts              $    774               $ 710                $ 898                $ 586

Year Ended May 31, 2000
Allowance for doubtful accounts                   771               1,010                1,007                  774

Year Ended May 31, 1999
Allowance for doubtful accounts                 1,575                 188                  992                  771

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


OUTLOOK GROUP CORP.


By  /s/ Richard C. Fischer                                      August 8, 2001
  ----------------------------------------------------                ----
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


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF AUGUST 8, 2001.

                  SIGNATURE AND TITLE                                       SIGNATURE AND TITLE
                  -------------------                                       -------------------

                /s/ Richard C. Fischer                                    /s/ Jeffry H. Collier
--------------------------------------------------------------     -----------------------------------
            Richard C. Fischer, Chairman, Chief                        Jeffry H. Collier, Director
               Executive Officer and Director
                (principal executive officer)

                    /s/ Paul M. Drewek                                    /s/ James L. Dillon
--------------------------------------------------------------     -----------------------------------
                      Paul M. Drewek                                    James L. Dillon, Director
                   Chief Financial Officer
       (principal financial and accounting officer)

                   /s/ Joseph J. Baksha                                      /s/ Pat Richter
--------------------------------------------------------------     -----------------------------------
   Joseph J. Baksha, President and Chief Operating Officer;                Pat Richter, Director
                           Director


                   /s/ Harold J. Bergman                                   /s/ A. John Wiley, Jr.
--------------------------------------------------------------     -----------------------------------
                 Harold J. Bergman, Director                           A. John Wiley, Jr., Director


                               OUTLOOK GROUP CORP.
                                 (THE "COMPANY")



                                  EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 2001





                                                                      INCORPORATED HEREIN                 FILED
EXHIBIT NO.                       EXHIBIT                                BY REFERENCE TO                 HEREWITH
-----------                       -------                              -------------------               --------
3(i)               Restated Articles of Incorporation of the          Exhibit 3(i) to the
                   Company as amended through November 1, 1994        Company's Annual Report on
                                                                      Form 10-K for the fiscal
                                                                      year ended May 31, 1995
                                                                      ("1995 10-K")

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

4.1                Articles III, IV and VI of the Restated Articles   Contained in Exhibit 3.1
                   of Incorporation of the Company                    hereto




4.2                Amended and Restated Loan and Security Agreement   Exhibit 4.3 (b) to the
                   dated May 12, 1999 among the Company and its       Company's Annual Report on
                   subsidiaries and Bank of America National Trust    Form 10-K for the fiscal
                   and Savings Association*                           year ended May 31, 1999
                                                                      ("1999 10-K")


4.3(a)             Reimbursement Agreement dated August 1, 1994       Exhibit 4.4(a) to the
                   between Outlook Packaging, Inc. ("Packaging") and  Company's Annual Report on
                   Firstar Bank, relating to $4,000,000 City of Oak   Form 10-K for the fiscal
                   Creek Industrial Revenue Bonds*                    year ended May 31, 1994
                                                                      ("1994 10-K")

4.3(b)             Related Corporate Guarantee Agreement dated        Exhibit 4.4(b) to the 1994
                   August 1, 1994 by the Company*                     10-K



10.1(a)            1990 Stock Option Plan**(superceded)               Exhibit 10.1 to the
                                                                      Company's Registration
                                                                      Statement on Form S-1 (No.
                                                                      33-36641), as amended by
                                                                      Amendment No. 1 thereof
                                                                      ("S-1")

10.1(b)            1999 Stock Option Plan **                          Appendix A to Proxy Statement for
                                                                      1999 Annual Meeting of Shareholders

                                                                          INCORPORATED HEREIN                FILED
EXHIBIT NO.                       EXHIBIT                                   BY REFERENCE TO                 HEREWITH
-----------                       -------                                 -------------------               --------
10.2(a)            Employment Agreement dated as of June 1, 1997           Exhibit 10.10 to the
                   between the Company and Joseph J. Baksha**              Company's report on Form
                                                                           10-K for the fiscal year
                                                                           ended May 31, 1997 ("the
                                                                           1997 10-K")

10.2(b)            Term Note dated July 22, 1998 of Mr. Baksha to          Exhibit 10.3(b) to 1998 10-K
                   the Company, as contemplated by the Employment
                   Agreement**


10.2(c)            Employment Agreement effective as of June 1,           Exhibit 10.2 to the Company's
                   1999, and approved August 18, 1999, between            Report on Form 10-Q for the
                   the Company and Joseph J. Baksha**                     quarter ended August 28, 1999



10.2(d)            Extension thereof dated June 1, 2001**                                                       X


10.3               Change in Control Agreement between the Company                                              X
                   and Richard C. Fischer dated as of June 1, 2001**
                   the Company and Joseph J. Baksha**

10.4               Change in control and severance arrangements           The description thereof in
                   between the Company, Jeffry Collier and                the Proxy Statement for the
                   Paul Drewek**                                          Company's 2000 Annual Meeting
                                                                          of Shareholders

10.5               401(k) Savings Plan (as amended and restated           Exhibit 10.11 to S-1
                   effective as of January 1, 1989) including the
                   Defined Contribution Regional Prototype Plan
                   and Trust Document and the Adoption Agreement
                   thereto**

10.6               Master Lease Agreement dated March 13, 1997             Exhibit 10.6 to 1997 10-K
                   between the Company and General Electric
                   Corporation*



10.7               Letter of Credit Agreements No. One and No. Two         Exhibit 10.7 to 1997 10-K
                   dated March 13, 1997 between Outlook Group Corp.
                   and General Electric Corporation

10.8               Form of the Company's Non-Qualified Stock Option        Exhibit 10.15 to Amendment
                   Agreement (for non-employee directors)                  No. 1 to 1997 10-K

10.9               Settlement agreement date as of December 29, 2000       Exhibit 10.1 to the
                   among the Company, Outlook Packaging, Inc.,             Company's report on Form
                   Barrier Films Corporation, Barrier Films Ltd.-New       10-Q for the quarter ended
                   York and Ronnie Shemesh                                 December 2, 2000


10.10              Form on Notes dated April 16, 2001, between the                                              X
                   Company and Messrs. Baksha, Collier and Drewek



21.1               List of subsidiaries of the Company                     Exhibit 21.1 to the Company's
                                                                           report on 10-K for the year
                                                                           ended May 31, 2000
23.1               Consent of PricewaterhouseCoopers LLP                                                        X

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