Form 10-K/A
period 2001-05-31
OUTLOOK GROUP CORP
filed 2001-09-26
CIK 867490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART OF FORM 10-K INTO WHICH
                  DOCUMENT                          PORTIONS OF DOCUMENTS ARE INCORPORATED
                  --------                          --------------------------------------
       Proxy Statement for 2001 Annual                             Part III
           Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 1 is being filed to correct transposed "net sales" numbers for the first and second quarters of 2001 and 2000. While the Company does not believe the original disclosure was materially incorrect, it wishes to correct the information for future reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements (including the notes thereto and the accountants' report thereon) required by this item are set forth on pages F-1 and following of this Report, and are incorporated herein by reference. See also "Index to Financial Statements and Financial Statement Schedules" following Item 14 herein.

                                                                        QUARTER
                                                         -------------------------------------
2001                                                      FIRST    SECOND     THIRD    FOURTH
----                                                     -------   -------   -------   -------
Net sales..............................................  $18,234   $24,073   $14,484   $13,869
Gross profit...........................................    4,055     5,678     1,702     2,560
Net income (loss)......................................      547     1,321      (630)       58
Earnings (loss) per common share:
  Basic................................................  $  0.14   $  0.34   ($ 0.16)  $  0.02
  Diluted..............................................  $  0.14   $  0.33   ($ 0.16)  $  0.02

                                                                        QUARTER
                                                         -------------------------------------
2000                                                      FIRST    SECOND     THIRD    FOURTH
----                                                     -------   -------   -------   -------
Net sales..............................................  $16,293   $18,162   $18,053   $20,236
Gross profit...........................................    3,388     3,945     3,485     4,632
Net income (loss)......................................      353       719       303       643
Earnings (loss) per common share:
  Basic................................................  $  0.08   $  0.16   $  0.07   $  0.16
  Diluted..............................................  $  0.08   $  0.16   $  0.07   $  0.16

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OUTLOOK GROUP CORP.

September 26, 2001
                                          By /s/ Paul M. Drewek
                                            ------------------------------------
                                            Paul M. Drewek, Chief Financial
                                            Officer