Form 10-Q
period 2001-09-01
OUTLOOK GROUP CORP
filed 2001-10-09
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 1, 2001

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

                                 (920) 722-2333
                                 --------------
              (Registrant's telephone number, including area code)

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

3,360,819 shares of common stock, $.01 par value, were outstanding at October 5, 2001.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                       Page
                                                                                      Number
                                                                                      ------

PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                           1

                  Condensed Consolidated Balance Sheets                                  2
                    As of September 1, 2001 and May 31, 2001 (Unaudited)

                  Condensed Consolidated Statements of Operations                        3
                    For the three months ended September 1, 2001
                    and September 2, 2000 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows                        4
                    For the three months ended September 1, 2001 and
                    September 2, 2000 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements                   5
                    (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition                     9
                    and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                       11




PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                               12

Item 6.  Exhibits and Reports on Form 8-K                                                12

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.

The condensed consolidated financial statements included herein have been included by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This information is unaudited but includes all adjustments (consisting only of normal recurring accruals), which in the opinion of Company management, are necessary for a fair presentation of the Company's financial position and results of operations for such periods.

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Form 10-K. The May 31, 2001 Condensed Consolidated Balance Sheet Data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         SEPTEMBER 1,                MAY 31,
                               ASSETS                                        2001                     2001
=====================================================================---------------------   --------------------
 Current Assets

 Cash and cash equivalents                                            $               944     $              757
 Accounts receivable, less allowance for                                           11,251                  8,336
 doubtful accounts of $514 and $586, respectively
 Notes receivable-current portion                                                     375                  2,021
 Inventories                                                                        6,286                  6,754
 Deferred income taxes                                                                695                    695
 Income taxes refundable                                                              318                     32
 Other                                                                                599                    416
                                                                     ---------------------   --------------------

 Total current assets                                                              20,468                 19,011

 Notes receivable-long term, less allowance for                                       175                    175
 doubtful accounts of $477 and $477, respectively

 Property, plant, and equipment
      Land                                                                            583                    803
      Building and improvements                                                     9,950                 12,012
      Machinery and equipment                                                      36,089                 40,180
                                                                     ---------------------   --------------------
                                                                                   46,622                 52,995
      Less: accumulated depreciation                                              (26,460)               (30,473)
                                                                     ---------------------   --------------------

                                                                                   20,162                 22,522
 Other assets                                                                       1,388                  1,370
                                                                     ---------------------   --------------------

 Total assets                                                         $            42,193     $           43,078
                                                                     =====================   ====================


                LIABILITIES AND SHAREHOLDERS' EQUITY
=====================================================================
 Current Liabilities

 Current maturities of long-term debt                                 $             2,400     $              800
 Accounts payable                                                                   2,773                  2,044
 Accrued liabilities:
    Salaries and wages                                                              1,773                  1,572
    Other                                                                             694                    926
                                                                     ---------------------   --------------------

 Total current liabilities                                                          7,640                  5,342
 Long-term debt,  less current maturities                                               -                  2,000
 Deferred income taxes                                                              3,675                  3,675

 Redeemable Equity                                                                      -                    641

 Shareholders' Equity
 Cumulative preferred stock                                                             -                      -
 Common stock (5,137,382  and 5,137,382 shares, respectively)                          51                     51
 Additional paid-in capital                                                        18,828                 18,187
 Retained earnings                                                                 23,512                 23,996
 Treasury stock (1,696,563  and 1,596,563 shares, respectively)                   (11,285)               (10,586)
 Officer loans                                                                       (228)                  (228)
                                                                     ---------------------   --------------------

 Total shareholders' equity                                                        30,878                 31,420
                                                                     ---------------------   --------------------

 Total liabilities and  shareholders' equity                          $            42,193     $           43,078
                                                                     =====================   ====================

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    THREE-MONTH PERIOD ENDED
                                                         SEPTEMBER 1, 2001            SEPTEMBER 2, 2000
                                                         -----------------            -----------------
 Net sales                                             $               17,623      $               18,234

  Cost of goods sold                                                   14,545                      14,179
                                                      ------------------------    ------------------------

    Gross profit                                                        3,078                       4,055

 Selling, general, and
   administrative  expenses                                             2,698                       3,176
Facility relocation and legal settlement expenses                       1,256                         -
                                                      ------------------------    ------------------------

   Operating profit (loss)                                               (876)                        879

Other income (expense):

 Interest expense                                                         (36)                        (93)
 Interest and other income                                                130                         107
                                                      ------------------------    ------------------------
   Earnings (loss) from operations
   before income taxes                                                   (782)                        893

Income tax expense (benefit)                                             (298)                        346
                                                      ------------------------    ------------------------



     Net earnings (loss)                               $                 (484)     $                  547
                                                      ========================    ========================

 Net earnings (loss) per common share - Basic          $                (0.14)     $                 0.14

Net earnings (loss) per common share - Diluted         $                (0.14)     $                 0.14

 Weighted average
 number of shares outstanding-Basic                                 3,499,959                   3,880,569
                                                      ========================    ========================

 Weighted average
 number of shares outstanding-Diluted                               3,529,844                   3,946,048
                                                      ========================    ========================

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE-MONTH PERIOD ENDED
                                                           SEPTEMBER 1, 2001          SEPTEMBER 2, 2000
                                                           -----------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings  (loss)                                     $               (485)      $              547

      Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

      Depreciation and amortization                                       881                      938
      Provision for doubtful accounts                                     150                      323
      Gain on sale of assets                                              (24)                      (1)
 Change in assets and liabilities:
      Accounts and notes receivable                                    (1,419)                     351
      Inventories                                                         468                     (596)
      Other                                                              (230)                      34
      Accounts payable                                                    729                    1,298
      Accrued liabilities                                                 (31)                     (10)
      Income taxes refundable                                            (286)                     -
                                                        ----------------------     --------------------

 Net cash provided by (used in) operating activities                     (247)                   2,884

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                            2,438                       22
Deposits on property, plant, and equipment                                -                     (3,718)
Acquisition of  property, plant, and equipment                           (905)                  (2,235)
                                                        ----------------------     --------------------
Net cash provided by (used in) investing activities                     1,533                   (5,931)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term borrowings                                                     -                      2,250
Payments on long-term borrowings                                         (400)                  (1,184)
Purchase of treasury stock and redeemable equity                         (699)                     -
                                                        ----------------------     --------------------

Net cash provided by (used in) financing activities                    (1,099)                   1,066

Net increase (decrease) in cash                                           187                   (1,981)

Cash and cash equivalents at beginning of period                          757                    1,981
                                                        ----------------------     --------------------

Cash and cash equivalents at end of period               $                944       $              -
                                                        ======================     ====================


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                September 1, 2001



1.   Net Earnings (Loss) Per Common Share:

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding during each period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period.

                                                               Three-Month Period Ended
                                                        September 1, 2001     September 2, 2000
                                                      ---------------------- ---------------------
Weighted average shares outstanding - Basic                       3,499,959             3,880,569
Effect of dilutive securities - stock options                        29,885                65,479
                                                      ---------------------- ---------------------
Weighted average shares outstanding - Diluted                     3,529,844             3,946,048
                                                      ====================== =====================

2.   Inventories:

     Inventories consist of the following (in thousands):

                                                        September 1, 2001        May 31, 2001
                                                      ---------------------- ---------------------
Raw materials                                          $              2,444   $             2,078
Work in process                                                       1,339                 1,881
Finished goods                                                        2,503                 2,795
                        6,754                         ---------------------- ---------------------
                                                       $              6,286   $             6,754
                                                      ====================== =====================

3.   Income Taxes:

     The effective income tax rate used to calculate the income tax expense for the quarters ended September 1, 2001 and September 2, 2000 is based on the anticipated income tax rate for the entire fiscal year.

4.   Debt:

     As of September 1, 2001, the Company had no borrowings on its revolving credit agreement.


5.   Reclassifications:

     Certain reclassifications have been made to the financial statements of the prior period to conform to the September 1, 2001 presentation.


6.   Accounting Periods:

     The Company elected to adopt 13-week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

7.   Outlook Packaging:

     The Company is merging it Outlook Packaging business unit into its Outlook Label business unit. The merger is expected to be completed by October 2001 and start-up operations are estimated to be completed by January 1, 2002. In conjunction with the merger, the Outlook Packaging facility and certain equipment were sold for approximately $2.4 million. The Company incurred approximately $700,000 of facility relocation expenses for the three-month period ended September 1, 2001 including approximately $300,000 associated with relocation and severance costs and $400,000 associated with equipment renovation and start-up costs at the Web facility.

8.   Segment Reporting:

     In connection with the merging of the facilities discussed in Note 7, the Company is changing its reporting to two reportable segments. These two reportable segments, Graphics and Web, are strategic facilities that offer different products and services. The Graphics facility produces custom printed products on a wide range of media including newsprint, coated paper, and heavy board, including paperboard packaging. It also provides finishing services, promotional contract packaging, direct mailing, and distribution services. The Web facility manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, continuous forms, cartons, sweepstakes and specialty game pieces, and printed film for meat, coffee, snack food and non-food industries. The Web facility has flexographic, rotary letterpress, laminating, and slitting capabilities.

     The Company evaluates the performance of its reportable segments based on the income from operations of the respective facilities. Summarized financial information for the three month periods ending September 1, 2001 and September 2, 2000 are as follows:

INCOME STATEMENT DATA:
----------------------
                                 THREE-MONTH PERIOD ENDED                                   THREE-MONTH PERIOD ENDED
                                    September 1, 2001                                           September 2, 2000

                             NET SALES    NET EARNINGS (LOSS)                           NET SALES    NET EARNINGS (LOSS)
                             ---------    -------------------                           ---------    -------------------
GRAPHICS                     $   10,069   $              235      GRAPHICS              $    9,006   $              413
WEB                               7,716                 (809)     WEB                        9,371                  157
ALL OTHER                          (162)                  90      ALL OTHER                   (143)                 (23)
                             ----------   -------------------                           ----------   -------------------
     TOTAL                     $ 17,623   $             (484)          TOTAL            $   18,234   $              547
                             ==========   ===================                           ==========   ===================

BALANCE SHEET DATA:
-------------------
                                            SEPTEMBER 1, 2001                                            MAY 31, 2001

                                              TOTAL ASSETS                                               TOTAL ASSETS
                                          --------------------                                       --------------------
GRAPHICS                                  $           24,744      GRAPHICS                           $           25,043
WEB                                                   17,449      WEB                                            18,035
                                          -------------------                                        -------------------
     TOTAL                                $           42,193           TOTAL                         $           43,078
                                          ===================                                        ===================

9.   Commitments and Contingencies:

     The Company has previously reported litigation against it by Health Jet, Inc., d/b/a Chung's Gourmet Foods ("Chung's"), seeking damages of $4.9 million. The Company and Chung's have entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation, and to resolve the matter coincident with the move of Packaging operations. Although neither party has admitted any liability in the settlement agreement, in August 2001, the Company paid Chung's $500,000 pursuant to the agreement. The Company recognized the $500,000 legal settlement expense in the three-month period ended September 1, 2001.

     The Company is continuing to proceed on a third party complaint against Mantz & Associates seeking indemnification in connection with the Chung's action. A trial on that claim is currently scheduled for March 2002. The Company is also pursuing insurance recoveries on this matter.

     As previously reported, the Company and Barrier-NY and their affiliates settled their litigation in December 2000. As part of the settlement, the Company agreed to purchase up to 450,000 shares of Outlook Group common stock owned by Mr. Shemesh, the owner of Barrier, for $7.00 per share. In addition, the Company provided certain credits of up to $0.275 per share sold against notes receivable due from Barrier. The 450,000 shares were recorded as redeemable equity based upon the market value of the common stock at the date of the settlement. Through May 31, 2001, the Company had purchased, as scheduled, 350,000 shares. In July 2001, the Company purchased the remaining 100,000 shares, and Mr. Shemesh paid the Company in full, net of credits of approximately $320,000, the outstanding notes receivable of approximately $1.3 million.

10.  Recently Issued Accounting Standards:

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001.

     In July 2001, the FASB also issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company in fiscal year 2004.

     The Company is currently analyzing the impact these statements will have; however, the impact is not expected to be material to the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the first quarters of fiscal 2002 and 2001, and its financial condition at September 1, 2001. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."


Results of Operations

In the first quarter of fiscal 2002, net sales were $17.6 million, a decrease of 3.3% from the comparable prior year period. The Graphics facility had net sales of $10.1 million, an increase of 11.8% or $1.1 million from the prior year period, while the Web facility had net sales of $7.7 million, a decrease of 17.7% or $1.7 million from the prior year period. The large decrease at the Web facility is due primarily to the decrease in volume of a client for whom the Company provides flexible packaging materials.

The economic slowdown experienced in the last six months of fiscal 2001 and into the first quarter of fiscal 2002 has negatively impacted all business units' sales. Although the Company had begun to experience some market improvements, the economic weakness appears to be continuing, and may be exacerbated by the terrorist attacks in September 2001. The Company expects that it will continue to be affected by the national economy, but it is not in a position to determine how extensive those effects will continue to be and, in particular, whether there will be any specific effects on the Company as a result of the terrorist incidents or the response thereto.

The Company's gross profit margin decreased to 17.5% of net sales, down from 22.2% in the prior year period. This decrease is the result of a product sales mix, which produced lower margins, as well as somewhat increased materials costs. During the quarter, the Company also experienced some duplication of costs (beyond the special charges) as a result of the move of operations from Oak Creek to Neenah. Because of the economic slowdown, the Company has been forced to reduce margins, further reducing the Company's overall profit margin.

Selling, general, and administrative expense, exclusive of the facility relocation and legal settlement charges, decreased to 15.3% of net sales compared to 17.4% of net sales a year ago. Due to the relatively weak economy, the company has put an emphasis on controlling costs, which do not contribute to increased sales or increased profit margins. The Company had decreases in travel, professional services and bad debt expense, which contributed to the overall decrease experienced from the prior year levels.

The facility relocation and legal settlement expenses relate to non-recurring charges in the first quarter of fiscal 2002. Approximately $700,000 (pre-tax) of charges relate to the closure of the Company's Oak Creek, WI facility and move of its operations to Neenah, WI. These expenses include "stay" bonuses to certain Oak Creek employees to incent them to remain through the move, severance pay, and the cost of moving and reconfiguring certain items of machinery and its installation in Neenah, and certain infrastructure changes in Neenah to accommodate the move. Approximately $550,000 (pre-tax) of the charge relates to the settlement of the Chung's litigation, for the settlement payments and professional fees.

The Company's operating profit, exclusive of the facility relocation and legal expense resulted in earnings of $0.4 million compared to earnings a $0.9 million in the prior year period. The Company's operating profit as a percent, of net sales, exclusive of the same charges, was 2.1% compared to 4.8% in the prior year period. Including all charges, the Company's operating loss was $0.9 million, or 5.0% of net sales.

Interest expense decreased over the prior year's quarter by $57,000. The decrease for the quarter is the result of lower overall debt. The Company's debt has decreased $1.1 million from September 2, 2000.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter-to-quarter fluctuations may occur.

Net earnings, exclusive of the facility relocation and legal settlement expense, adjusted for income taxes, were $0.3 million compared to $0.5 million in the prior year period. This results in net earnings as a percent of net sales of 1.6% compared to 3.0% of net sales in the prior year period or $.08 per share in the current quarter compared to $0.14 per share last year. The per share information is affected by the reduced number of shares outstanding in the fiscal 2001 period as a result of the Company's share repurchases. Including all charges, the Company's net loss was $0.5 million or a net loss of $0.14 per share, or 2.7% of net sales.

The Company is merging the operations of its former Outlook Packaging facility in Oak Creek, with its Outlook Label facility in Neenah, to create a Web facility that produces both narrow web and wide web applications within one facility. Substantially all of the equipment and machinery has now been moved to Neenah, but it is expected to take through the balance of calendar 2001 to complete all aspects of the move and have all of the equipment fully operational at the new location. The Company cannot assure that such actions will be successfully or timely implemented or that they will not have a negative effect on the Company's results or financial statements.

The Company is continuing to pursue the sale of its Troy, Ohio facility, although the Company has not yet received an acceptable offer. It is unclear whether the continuing economic downturn will affect the Company's ability to sell that facility. There can be no assurance that the facility will be sold in a timely manner or on terms acceptable or profitable to the Company.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of July 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001.

In July 2001, the FASB also issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company in fiscal year 2004.

The Company is currently analyzing the impact these statements will have; however, the impact is not expected to be material to the Company's financial position or results of operations.

Liquidity and Capital Resources

Operating activities used $0.2 million of cash during the first quarter of fiscal 2002. Cash from operations before depreciation and amortization generated $0.6 million. Additional cash of $1.2 million was generated from increases in accounts payable and decreases in inventory. Increases in accounts receivable (net of decreases in notes receivable) of $1.4 million and increases of $0.2 million in other assets also contributed to the overall decrease in cash provided by operating activities.

Investing activities represent the acquisition of $0.9 million in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business. Proceeds from the sale of assets are impacted largely due to the sale of the Company's Oak Creek, facility in June 2001.

Cash used in financing activities relates in part to a repurchase of 100,000 shares of common stock in connection with a settlement and a payment on long-term borrowings. The Company reduced long-term borrowings by $0.4 million. As of quarter end, the Company had no borrowings on its revolving credit agreement and was in compliance with all of its loan covenants. On October 1, 2001, the Company repaid the remaining $2.4 million of Industrial Development Bond debt relating to the Oak Creek facility, as a result of the earlier sale of that facility. As of October 5, 2001, the balance on the revolving line of credit was approximately $2.0 million. This balance was borrowed in connection with the payoff of the Oak Creek Industrial Development Bond. To date in the second quarter, the Company has repurchased 80,000 additional shares.

The Company's credit facility provides for a maximum revolving credit commitment of $15.0 million less $2.4 million used for standby letters of credit. Interest on the debt outstanding varies with the Company's selection to have the debt be based upon margins over the bank determined preference rate or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart.

The Company anticipates capital expenditures of approximately $3.7 million in fiscal 2002, excluding any acquisition opportunities that may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years, and may result in additional transactions during fiscal 2002 and beyond.

General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new customers. The Company had no customers during the first quarter of fiscal 2002 that accounted for more than 10% of net sales. In the first quarter of fiscal 2001, the Company's leading customer was from the Web business unit and accounted for 10% of the Company's net sales. As with many of the Company's customers, the timing and volume of activities can vary significantly from period to period. There is no assurance that the volume from any one particular customer will continue beyond the current period.

Changes in the Company's project mix and timing of projects make predictability of the Company's future results very difficult. Timing changes or cancellations can occur on very short notice. Customers generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to losses of business and significant period-to-period changes. The Company is committed to developing multi-year projects that add value for its clients as part of its long-range vision, although it will remain significantly dependent on project-by-project business.

The Company uses complex and specialized equipment to provide its services. Therefore, the Company is dependent upon the functioning of such machinery (including after the move of equipment from Oak Creek to Neenah), and its ability to acquire and maintain appropriate equipment.

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

The Company has financial instruments, including notes receivable and long-term debt that are sensitive to changes in interest rates. However, the Company does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates because of the relatively short-term nature of its notes receivable and variability of interest rates on certain of its long-term debt.

The Company does not believe there has been any material change in the reported market risks faced by the Company since the end of its most recent fiscal year, May 31, 2001.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The Company has previously reported litigation against it by Health Jet, Inc., d/b/a Chung's Gourmet Foods ("Chung's"), seeking damages of $4.9 million. The Company and Chung's have entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation, and to resolve the matter coincident with the move of Packaging operations. Although neither party has admitted any liability in the settlement agreement, the Company paid Chung's $500,000 pursuant to the agreement.

         The Company is continuing to proceed on a third party complaint against Mantz & Associates seeking indemnification in connection with the Chung's action. A trial on that claim is currently scheduled for March 2002. The Company is also pursuing insurance recoveries on this matter.

         In the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.

Item 6. Exhibits and Reports on Form 8-K.

                  (a)      Exhibits. None.

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


                               OUTLOOK GROUP CORP.
                               -------------------
                                  (Registrant)




                                          /s/ Richard C. Fischer
Dated: October 5, 2001                  ----------------------------------------
                                        Richard C. Fischer, Chairman and Chief
                                        Executive Officer



                                          /s/ Paul M. Drewek
                                        ----------------------------------------
                                        Paul M.Drewek, Chief Financial Officer