Form 10-Q
period 2001-12-01
OUTLOOK GROUP CORP
filed 2002-01-15
CIK 867490

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended December 1, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________

                        Commission File Number 000-18815

                               OUTLOOK GROUP CORP.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Wisconsin                             39-1278569
           ---------------------------------          ------------------------
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)               Identification No.)

                               1180 American Drive
                             Neenah, Wisconsin 54956
              -----------------------------------------------------
          (Address of principal executive offices, including zip code)

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

         3,348,319 shares of common stock, $.01 par value, were outstanding at January 11, 2002.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                                      INDEX



                                                                                      Page
                                                                                      Number
                                                                                      ------

PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                          3

                  Condensed Consolidated Balance Sheets                                 4
                    As of December 1, 2001 and May 31, 2001 (Unaudited)

                  Condensed Consolidated Statements of Operations                       5
                    For the three months and six months ended December 1, 2001 and December 2, 2000 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows                       6
                    For the six months ended December 1, 2001 and
                    December 2, 2000 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements                  7
                    (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition                   10
                    and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                     12




PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                              13

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        December 1,                MAY 31,
                               ASSETS                                       2001                    2001
====================================================================---------------------   ---------------------
 Current Assets

 Cash and cash equivalents                                          $              1,428    $                757
 Accounts receivable, less allowance for                                           9,624                   8,336
      doubtful accounts of $489 and $586, respectively
 Notes receivable-current portion                                                    250                   2,021
 Inventories                                                                       5,647                   6,754
 Deferred income taxes                                                               695                     695
 Income taxes refundable                                                             447                      32
 Other                                                                               477                     416
                                                                    ---------------------   ---------------------

 Total current assets                                                             18,568                  19,011

 Notes receivable-long term, less allowance for                                      175                     175
      doubtful accounts of $477

 Property, plant, and equipment
      Land                                                                           583                     803
      Building and improvements                                                   10,013                  12,012
      Machinery and equipment                                                     36,861                  40,180
                                                                    ---------------------   ---------------------
                                                                                  47,457                  52,995
      Less: accumulated depreciation                                             (27,267)                (30,473)
                                                                    ---------------------   ---------------------

                                                                                  20,190                  22,522
 Other assets                                                                      1,480                   1,370
                                                                    ---------------------   ---------------------

 Total assets                                                       $             40,413    $             43,078
                                                                    =====================   =====================


                LIABILITIES AND SHAREHOLDERS' EQUITY
====================================================================
 Current Liabilities

 Current maturities of long-term debt                               $                  -    $                800
 Accounts payable                                                                  3,661                   2,044
 Accrued liabilities:
    Salaries and wages                                                             1,437                   1,134
    Asset impairment reserve                                                         400                     438
    Other                                                                            772                     926
                                                                    ---------------------   ---------------------

 Total current liabilities                                                         6,270                   5,342
 Long-term debt,  less current maturities                                              -                   2,000
 Deferred income taxes                                                             3,675                   3,675

 Redeemable Equity                                                                     -                     641

 Shareholders' Equity
 Cumulative preferred stock                                                            -                       -
 Common stock (5,137,382 shares at both dates)                                        51                      51
 Additional paid-in capital                                                       18,828                  18,187
 Retained earnings                                                                23,762                  23,996
 Treasury stock (1,789,063 and 1,596,563 shares, respectively)                   (11,738)                (10,586)
 Officer loans                                                                      (435)                   (228)
                                                                    ---------------------   ---------------------

 Total shareholders' equity                                                       30,468                  31,420
                                                                    ---------------------   ---------------------

 Total liabilities and  shareholders' equity                        $             40,413    $             43,078
                                                                    =====================   =====================

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         Three-Month Period Ended                    Six-Month Period Ended
                                                  December 1, 2001      December 2, 2000      December 1, 2001     December 2, 2000
                                                  ----------------      ----------------      ----------------     ----------------
 Net sales                                             $    18,077       $    24,073              $    35,700       $    42,307

 Cost of goods sold                                         14,949            18,071                   29,494            31,654
                                                       -----------       -----------              -----------       -----------

    Gross profit                                             3,128             6,002                    6,206            10,653

 Selling, general, and
   administrative expenses                                   2,669             3,731                    5,367             7,503
 Facility relocation and legal settlement expenses             199                --                    1,455                --
                                                       -----------       -----------              -----------       -----------

   Operating profit (loss)                                     260             2,271                     (616)            3,150

 Other income (expense):

 Interest expense                                              (25)             (178)                     (61)             (271)
 Interest and other income                                     175                60                      305               167
                                                       -----------       -----------              -----------       -----------
   Earnings (loss) from operations
   before income taxes                                         410             2,153                     (372)            3,046

 Income tax expense (benefit)                                  160               832                     (138)            1,178
                                                       -----------       -----------              -----------       -----------



     Net earnings (loss)                               $       250       $     1,321              $      (234)      $     1,868
                                                       ===========       ===========              ===========       ===========

 Net earnings (loss) per common share - Basic          $      0.07       $      0.34              $     (0.07)      $      0.48

 Net earnings (loss) per common share - Diluted        $      0.07       $      0.33              $     (0.07)      $      0.47

 Weighted average
 number of shares outstanding-Basic                      3,385,237         3,880,569                3,442,598         3,880,569
                                                       ===========       ===========              ===========       ===========

 Weighted average
 number of shares outstanding-Diluted                    3,402,036         3,944,536                3,466,371         3,945,295
                                                       ===========       ===========              ===========       ===========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Six-Month Period Ended
                                                            December 1, 2001               December 2, 2000
                                                            ----------------               ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) earnings                                         $          (234)               $         1,868

      Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:

      Depreciation and amortization                                   1,719                          1,864
      Provision for doubtful accounts                                   300                            505
      Gain on sale of assets                                           (104)                           (14)
 Change in assets and liabilities:
      Accounts and notes receivable                                     183                         (4,611)
      Inventories                                                     1,107                          1,399
      Other                                                            (231)                            24
      Accounts payable                                                1,617                          1,815
      Accrued liabilities                                               111                           (323)
      Income taxes refundable                                          (415)                             -
                                                            ----------------               ----------------
 Net cash provided by operating activities                            4,053                          2,527

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                          2,524                             49
Acquisition of  property, plant, and equipment                       (1,747)                        (2,092)
Loan to officers                                                       (207)                             -
                                                            ----------------               ----------------
Net cash provided by (used in) investing activities                     570                         (2,043)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                                     (2,800)                        (1,553)
Purchase of treasury stock and redeemable equity                     (1,152)                             -
                                                            ----------------               ----------------
Net cash used in financing activities                                (3,952)                        (1,553)

Net increase (decrease) in cash                                         671                         (1,069)

Cash and cash equivalents at beginning of period                        757                          1,981
                                                            ----------------               ----------------
Cash and cash equivalents at end of period                  $         1,428                $           912
                                                            ================               ================


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 1, 2001



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


                                                              Three-Month Period Ended               Six-Month Period Ended
                                                         December 1, 2001   December 2, 2000  December 1, 2001    December 2, 2000
                                                        ------------------- ----------------- ------------------  ------------------
         Weighted average shares outstanding - Basic             3,385,237         3,880,569          3,442,598           3,880,569
         Effect of dilutive securities - stock options              16,799            63,967             23,773              64,726
                                                        ------------------- ----------------- ------------------  ------------------
         Weighted average shares outstanding - Diluted           3,402,036         3,944,536          3,466,371           3,945,295
                                                        =================== ================= ==================  ==================


2.       Inventories:

         Inventories consist of the following (in thousands):

                                                             December 1, 2001             May 31, 2001
                                                           --------------------      --------------------
         Raw materials                                     $              2,885      $              2,078
         Work in process                                                    639                     1,881
         Finished goods                                                   2,123                     2,795
                                                           --------------------      --------------------
                                                           $              5,647      $              6,754
                                                           ====================      ====================



3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense for the quarters ended December 1, 2001 and December 2, 2000 is based on the anticipated income tax rate for the entire fiscal year.

4.       Reclassifications:

         Certain reclassifications have been made to the financial statements of the prior period to conform to the December 1, 2001 presentation.


5.       Accounting Periods:

         The Company elected to adopt 13-week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

6.       Outlook Packaging:

         The Company has merged its Outlook Packaging business unit into its Outlook Label business unit. In conjunction with the merger, the Outlook Packaging facility and certain equipment were sold for approximately $2.4 million. In total, the Company has incurred approximately $900,000 of facility relocation expenses related to the merger, including approximately $300,000 associated with relocation and severance costs and $600,000 associated with equipment renovation and start-up costs. During the three-month period ending December 1, 2001, the Company incurred approximately $200,000 of facility relocation expenses related to the merger, all of which relate to the equipment relocation.

7.       Segment Reporting:

         In connection with the merging of the facilities discussed in Note 7, the Company has changed its reporting to two reportable segments. These two reportable segments, Graphics and Web, are strategic facilities that offer different products and services. The Graphics facility produces custom printed products on a wide range of media including newsprint, coated paper, and heavy board, including paperboard packaging. It also provides finishing services, promotional contract packaging, direct mailing, and distribution services. The Web facility manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, continuous forms, cartons, and sweepstakes and specialty game pieces, and printed film for meat, coffee, snack food and non-food industries. The Web facility has flexographic, rotary letterpress, laminating, and slitting capabilities.

         The Company evaluates the performance of its reportable segments based on the income from operations of the respective facilities. Summarized financial information for the three month and six month periods ending December 1, 2001 and December 2, 2000 are as follows:



INCOME STATEMENT DATA:

                                 Three-Month Period Ended                                        Three-Month Period Ended
                                    December 1, 2001                                                 December 2, 2000

                            Net sales     Net earnings (loss)                                Net sales      Net earnings (loss)
                            ---------     -------------------                                ---------      -------------------
Graphics                    $  9,906         $        264               Graphics             $ 14,036         $      1,050
Web                            8,302                  (85)              Web                    10,252                  397
All other                       (131)                  71               All other                (215)                (126)
                            ---------        -------------                                   ---------        -------------
     Total                  $ 18,077         $        250               Total                $ 24,073         $       1,321
                            =========        =============                                   =========        =============

                                  Six-Month Period Ended                                         Six-Month Period Ended
                                    December 1, 2001                                                 December 2, 2000

                            Net sales     Net earnings (loss)                                Net sales      Net earnings (loss)
                            ---------     -------------------                                ---------      -------------------
Graphics                    $ 19,975         $        499               Graphics             $ 23,042         $     1,463
Web                           16,018                 (894)              Web                    19,623                 554
All other                       (293)                 161               All other                (358)               (149)
                            ---------        -------------                                   ---------        -------------
     Total                  $ 35,700         $       (234)              Total                $ 42,307         $     1,868
                            =========        =============                                   =========        =============




BALANCE SHEET DATA:
-------------------
                   December 1, 2001                               May 31, 2001

                     Total assets                                 Total assets
                -----------------------                      -----------------------

Graphics        $                21,136         Graphics     $                25,043
Web                              19,277         Web                           18,035
                -----------------------                      -----------------------
     Total      $                40,413             Total    $                43,078
                =======================                      =======================

8.       Commitments and Contingencies:

         The Company has previously reported litigation against it by Health Jet, Inc., d/b/a Chung's Gourmet Foods ("Chung's"), seeking damages of $4.9 million. The Company and Chung's have entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation. Although neither party has admitted any liability in the settlement agreement, in August 2001, the Company paid Chung's $500,000 pursuant to the agreement. The Company recognized the $500,000 legal settlement expense in the first quarter of fiscal year 2002.

         The Company is continuing to proceed on a third party action against Mantz & Associates seeking indemnification in connection with the Chung's action. A trial on that claim is currently scheduled for March 2002. The Company is also pursuing insurance recoveries on this matter.

         As previously reported, the Company and Barrier-NY and their affiliates settled their litigation in December 2000. As part of the settlement, the Company agreed to purchase up to 450,000 shares of Outlook Group common stock owned by Mr. Shemesh, president of Barrier for $7.00 per share. In addition, the Company provided certain credits of up to $0.275 per share sold against notes receivable due from Barrier. The 450,000 shares were recorded as redeemable equity based upon the market value of the common stock at the date of the settlement. At May 31, 2001, the Company had purchased, as scheduled 350,000 shares. In July 2001, the Company purchased the remaining 100,000 shares, and Mr. Shemesh paid the Company in full, net of credits of approximately $320,000, the outstanding notes receivable of approximately $1.3 million.

9.       Recently Issued Accounting Standards:

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of June 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001.

         In July 2001, the FASB also issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company in fiscal year 2004.

         In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is effective for the Company in fiscal year 2003.

         The Company is currently analyzing the impact of these statements will have; however, the impact is not expected to be material to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the first six months of fiscal 2002 and 2001, and its financial condition at December 1, 2001. Statements that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect" or "anticipate") may be forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "General Factors."

Results of Operations

In the second quarter of fiscal 2002, net sales were $18.1 million, a decrease of 24.9% or $6.0 million from the comparable prior year period. The Graphics facility had net sales for the quarter of $9.9 million, a decrease of 29.0% or $4.0 million from the prior year period. The Web facility had net sales for the quarter of $8.3 million, a decrease of 19.4% or $2.0 million from the prior year period. For the year-to-date period, net sales were $35.7 million, a decrease of 15.6% or $6.6 million from the comparable prior year period. The Graphics facility had net sales for the year-to-date period of $20.0 million, a decrease of $3.0 million or 13.0%. The Web facility had net sales for the year-to-date period of $16.0 million, a decrease of $3.6 million or 18.4%. The large decrease at the Web facility is due primarily to the decrease in volume of a client for whom the Company provides flexible packaging materials.

The economic slowdown experienced in the last six months of fiscal 2001 and into the first six months of fiscal 2002 has negatively impacted all business units' sales. Although the Company has begun to experience some market improvements, the economic weakness appears to be continuing, and may be exacerbated by the terrorist attacks in September 2001. The Company expects that it will continue to be affected by the national economy, but it is not in a position to determine how extensive those effects will continue to be.

The Company's gross profit margin for the quarter decreased to 17.3% of net sales, down from 24.9% in the prior year period. This resulted in a decreased gross profit for the quarter of $2.9 million as compared to the comparable prior year period. The year-to-date gross profit margin decreased to 17.4% of net sales, down from 25.2% in the prior year-to-date period. This resulted in a decreased gross profit for the year-to-date period of $4.5 million. The gross margin for the Graphics facility decreased to 18.4% of net sales, down from 24.7% in the prior year-to-date period. The gross margin for the Web facility decreased to 15.8% of net sales, down from 21.5% in the prior year-to-date period. The decrease experienced in the first six months is the result of reduced sales, a product sales mix that produced lower margins, as well as some duplication of costs (beyond the special charges) as a result of the move of the Outlook Packaging operations from Oak Creek to Neenah. In addition, the continued economic slowdown has forced the Company to reduce profit margins in a continued effort to price competitively, which further reduces the Company's overall profit margin.

Selling, general, and administrative expenses for the quarter, exclusive of the facility relocation and legal settlement charges, decreased to 15.0% of net sales compared to 15.5% of net sales a year ago. For the year-to-date period, selling, general and administrative expenses represented 15.0% of net sales compared to 17.8% of net sales for the comparable year-to-date period. The Company continues to focus on reducing operating expenses and pursuing marketing strategies that position the Company to resume its growth when the economy improves. The Company had decreases in travel, professional services and bad debt expense, which contributed to the overall decrease experienced from the prior year levels.

The facility relocation and legal settlement expenses relate to non-recurring charges in the first six months of fiscal 2002. Approximately $900,000 (pre-tax) of charges relate to the closure of the Company's Oak Creek, WI facility and move of its operations to Neenah, WI. These expenses include "stay" bonuses to certain Oak Creek employees to incent them to remain through the move and the cost of moving and reconfiguring certain items of machinery and its installation in Neenah, and certain infrastructure changes in Neenah to accommodate the move. Approximately $550,000 (pre-tax) of the charge relates to the settlement of the Chung's litigation, for the settlement payments and professional fees.

The Company's operating profit for the quarter was $0.3 million, or 1.4% of net sales. For the year-to-date period, the Company's operating profit, exclusive of the facility relocation and legal expense, resulted in earnings of $0.8 million compared to earnings of $3.1 million in the prior year period. The Company's operating loss was $0.6 million, or 1.7% of net sales.

Interest expense decreased over the prior year's quarter by approximately $150,000 and for the year-to-date period has decreased approximately $210,000. The decrease is the result of lower overall debt. The Company's debt has decreased $3.2 million since December 2, 2000. The Company paid off its remaining long-term debt during the second quarter of fiscal year 2002 and currently has no amounts outstanding on its revolving credit arrangement.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter-to-quarter fluctuations may occur.

The Company's net income for the quarter was $0.3 million or $0.07 per diluted shared compared to $0.33 per diluted share for the prior year period. For the year-to-date period, the Company's net loss, including all charges, was $0.2 million or $0.07 per diluted shared compared to net income of $0.47 per diluted share for the prior year period. The per share information is affected by the reduced number of shares outstanding in the period as a result of the Company's share repurchases.

The Company has merged the operations of its former Outlook Packaging facility in Oak Creek, with its Outlook Label facility in Neenah, to create a Web facility that produces both narrow web and wide web applications within one facility. The Company has completed all aspects of the move and the equipment is fully operational at the new location.

The Company is continuing to pursue the sale of its Troy, Ohio facility, although the Company has not yet received an acceptable offer. It is unclear whether the continuing economic downturn will affect the Company's ability to sell that facility. There can be no assurance that the facility will be sold in a timely manner or on terms acceptable or profitable to the Company.


Liquidity and Capital Resources

Net cash provided by operating activities was $4.1 million during the first six months of fiscal 2002 including depreciation and amortization of $1.7 million. Cash of $1.6 million was generated from increases in accounts payable and an additional $1.1 million was generated from decreases in inventory. Net decreases of $0.2 million in accounts and notes receivable were offset by increases in income taxes refundable, other assets and accrued liabilities.

Investing activities represent the acquisition of $1.7 million in plant and equipment for the purpose of increasing productivity and increasing capacity of the core business. Proceeds from the sale of assets are impacted largely due to the sale of the Company's Oak Creek, Wisconsin facility in June 2001. The Company retained Outlook Packaging's business, which is now part of the Company's Web segment. This move was completed during the second quarter of fiscal 2002.

The Company retired all of its long-term debt during the second quarter of fiscal 2002. On October 1, 2001, the Company repaid the remaining $2.4 million of industrial revenue bond debt relating to the Oak Creek facility. As of quarter end, the Company had no borrowings on its revolving credit agreement and was in compliance with all of its loan covenants.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. Interest on the debt outstanding varies with the Company's selection to have the debt be based upon margins over the bank determined preference rate or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart.

The Company anticipates capital expenditures of approximately $3.7 million in fiscal 2002, excluding any acquisition opportunities that may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities.

In the second quarter of fiscal 2002, the Company repurchased 92,500 shares of its common stock pursuant to its previously announced stock repurchase plan. Including the 100,000 shares repurchased from a Barrier affiliate, 192,500 shares were repurchased since May 31, 2001.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years, and may result in additional transactions during fiscal 2002 and beyond.

General Factors

Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers, and the Company is dependent upon its ability to retain, and obtain new customers. The Company had no customers during the first six months of fiscal 2002 or 2001 that accounted for more than 10% of net sales. As with many of the Company's customers, the timing and volume of activities can vary significantly from period to period. There is no assurance that the volume from any one particular customer will continue beyond the current period.

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

The Company uses complex and specialized equipment to provide its services. Therefore, the Company is dependent upon the functioning of such machinery (including after the move of certain equipment), and its ability to acquire and maintain appropriate equipment.

As do other companies, the Company has had significant accounts receivable or other amounts due from its customers or other parties. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion the Company has taken significant write-offs relating to accounts receivable. The failure of the Company's customers to pay in full amounts due to the Company would affect future profitability.


Recently Issued Financial Accounting Pronouncements

In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company in fiscal year 2004.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is effective for the Company in fiscal year 2003.

The Company is currently analyzing the impact of these statements will have; however, the impact is not expected to be material to the Company's financial position or results of operations.


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

The Company does not believe there has been any material change in the reported market risks faced by the Company since the end of its most recent fiscal year, May 31, 2001, except the retirement of all long-term debt during the second quarter of fiscal 2002.

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


                               OUTLOOK GROUP CORP.
                                  (Registrant)




                                      /s/ Richard C. Fischer
Dated: January 15, 2002      ------------------------------------------
                               Richard C. Fischer, Chairman and Chief
                                         Executive Officer



                                      /s/ Paul M. Drewek
                             ------------------------------------------
                               Paul M.Drewek, Chief Financial Officer
s