Form 10-Q
period 2002-03-02
OUTLOOK GROUP CORP
filed 2002-04-10
CIK 867490

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 2, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________

                        Commission File Number 000-18815
                                               ---------

                               OUTLOOK GROUP CORP.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Wisconsin                           39-1278569
              -------------------------------               ----------
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

         3,348,319 shares of common stock, $.01 par value, were outstanding at April 10, 2002.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      -------------------------------------

                                      INDEX
                                      -----

                                                                                                         Page
                                                                                                         Number

PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.   Financial Statements                                                                             3

                  Condensed Consolidated Balance Sheets                                                    4
                    As of March 2, 2002 and May 31, 2001 (Unaudited)

                  Condensed Consolidated Statements of Operations                                          5
                    For the three months and nine months ended March 2, 2002 and
                    March 3, 2001 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows                                          6
                    For the nine months ended March 2, 2002 and
                    March 3, 2001 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements                                     7
                    (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition                                       10
                    and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                         16


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                                                  17

                         PART I - FINANCIAL INFORMATION



     Item 1.  Financial Statements.

     The condensed consolidated financial statements included herein have been included by Outlook Group Corp. and Subsidiaries ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This information is unaudited but includes all adjustments (consisting only of normal recurring accruals), which in the opinion of Company management are necessary for a fair presentation of the Company's financial position and results of operations for such periods.

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                            March 2,                  MAY 31,
                                ASSETS                                        2002                      2001
======================================================================---------------------     -------------------
 Current Assets

 Cash and cash equivalents                                                     $    871              $    757
 Accounts receivable, less allowance for                                          8,714                 8,336
      doubtful accounts of $322 and $586, respectively
 Notes receivable-current portion                                                   241                 2,021
 Inventories                                                                      5,860                 6,754
 Deferred income taxes                                                              695                   695
 Income taxes refundable                                                            606                    32
 Other                                                                              941                   416
                                                                               --------              --------

 Total current assets                                                            17,928                19,011

 Notes receivable-long term, less allowance for                                     188                   175
      doubtful accounts of $477

 Property, plant, and equipment
      Land                                                                          583                   803
      Building and improvements                                                  10,088                12,012
      Machinery and equipment                                                    37,291                40,180
                                                                               --------              --------
                                                                                 47,962                52,995
      Less: accumulated depreciation                                            (27,911)              (30,473)
                                                                               --------              --------

                                                                                 20,051                22,522
 Other assets                                                                     1,299                 1,370
                                                                               --------              --------

 Total assets                                                                  $ 39,466              $ 43,078
                                                                               ========              ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
======================================================================
 Current Liabilities

 Current maturities of long-term debt                                          $      -              $    800
 Accounts payable                                                                 2,839                 2,044
 Accrued liabilities:
    Salaries and wages                                                            1,556                 1,134
    Asset impairment reserve                                                        400                   438
    Other                                                                           142                   926
                                                                               --------              --------

 Total current liabilities                                                        4,937                 5,342
 Long-term debt,  less current maturities                                             -                 2,000
 Deferred income taxes                                                            3,675                 3,675

 Redeemable Equity                                                                    -                   641

 Shareholders' Equity
 Cumulative preferred stock                                                           -                     -
 Common stock (5,137,382  shares at both dates)                                      51                    51
 Additional paid-in capital                                                      18,828                18,187
 Retained earnings                                                               24,148                23,996
 Treasury stock (1,789,063 and 1,596,563 shares, respectively)                  (11,738)              (10,586)
 Officers' loans                                                                   (435)                 (228)
                                                                               --------              --------

 Total shareholders' equity                                                      30,854                31,420
                                                                               --------              --------

 Total liabilities and  shareholders' equity                                   $ 39,466              $ 43,078
                                                                               ========              ========


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  THREE-MONTH PERIOD ENDED              NINE-MONTH PERIOD ENDED
                                                              March 2, 2002      MARCH 3, 2001     MARCH 2, 2002      MARCH 3, 2001
                                                              -------------      -------------     -------------      -------------
 NET SALES                                                      $    15,813      $    14,484        $    51,513        $    56,791

 COST OF GOODS SOLD                                                  13,271           12,782             42,765             45,356
                                                                -----------      -----------        -----------        -----------

    GROSS PROFIT                                                      2,542            1,702              8,748             11,435

 SELLING, GENERAL, AND
   ADMINISTRATIVE  EXPENSES                                           2,367            2,684              7,734              9,267
FACILITY RELOCATION EXPENSES AND LEGAL SETTLEMENT (RECOVERY)           (500)               -                955                  -
                                                                -----------      -----------        -----------        -----------

   OPERATING PROFIT (LOSS)                                              675             (982)                59              2,168

OTHER INCOME (EXPENSE):

 INTEREST EXPENSE                                                         -              (63)               (61)              (334)
 INTEREST AND OTHER (EXPENSE) INCOME                                    (42)              92                263                259
                                                                -----------      -----------        -----------        -----------
   EARNINGS (LOSS) FROM OPERATIONS
   BEFORE INCOME TAXES                                                  633             (953)               261              2,093

INCOME TAX EXPENSE (BENEFIT)                                            247             (323)               109                855
                                                                -----------      -----------        -----------        -----------

     NET EARNINGS (LOSS)                                        $       386      $      (630)       $       152        $     1,238
                                                                ===========      ===========        ===========        ===========

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC                    $      0.12      $     (0.16)       $      0.04        $      0.32

NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED                  $      0.11      $     (0.16)       $      0.04        $      0.32

 WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING-BASIC                               3,348,319        3,843,368          3,411,172          3,868,169
                                                                ===========      ===========        ===========        ===========
 WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING-DILUTED                             3,369,219        3,843,368          3,434,147          3,928,689
                                                                ===========      ===========        ===========        ===========


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NINE-MONTH PERIOD ENDED
                                                               MARCH 2, 2002               MARCH 3, 2001
                                                               -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                    $   152                          $ 1,238

      Adjustments to reconcile net earnings to net cash provided by operating activities:


      Depreciation and amortization                               2,533                            2,790

      Provision for doubtful accounts                               385                              628

      Gain on sale of assets                                        (29)                             (55)

 Change in assets and liabilities:

      Accounts and notes receivable                               1,004                            1,153

      Inventories                                                   894                            1,614

      Other                                                        (544)                              35

      Accounts payable                                              795                             (886)

      Accrued liabilities                                          (400)                          (1,297)

      Income taxes refundable                                      (574)                            (438)
                                                        ---------------------------------------------------------


 Net cash provided by operating activities                        4,216                            4,782

CASH FLOWS FROM INVESTING ACTIVITIES:


Proceeds from sale of assets                                      2,584                              420

Acquisition of property, plant, and equipment                    (2,527)                          (2,817)

Loan to officers                                                   (207)                               -
                                                        ---------------------------------------------------------
Net cash used in investing activities
                                                                   (150)                          (2,397)

CASH FLOWS FROM FINANCING ACTIVITIES:


Payments on long-term borrowings                                 (2,800)                          (1,953)

Exercise of stock options                                             -                               41

Purchase of treasury stock and redeemable equity                 (1,152)                            (874)
                                                        ---------------------------------------------------------


Net cash used in financing activities                            (3,952)                          (2,786)


Net increase (decrease) in cash                                     114                             (401)


Cash and cash equivalents at beginning of period                    757                            1,981
                                                        ---------------------------------------------------------
Cash and cash equivalents at end of period                      $   871                          $ 1,580
                                                        =========================================================



The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  March 2, 2002


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

                                                               THREE-MONTH PERIOD ENDED               NINE-MONTH PERIOD ENDED
                                                          MARCH 2, 2002       MARCH 3, 2001       MARCH 2, 2002    MARCH 3, 2001
                                                      ---------------------------------------   --------------------------------
Weighted average shares outstanding - Basic                  3,348,319             3,843,368         3,411,172          3,868,169
Effect of dilutive securities - stock options                   20,900                     -            22,975             60,520
                                                      -----------------     -----------------   ---------------   ----------------
Weighted average shares outstanding - Diluted                3,369,219             3,843,368         3,434,147          3,928,689
                                                      =================     =================   ===============   ================


2.       Inventories:



Inventories consist of the following (in thousands):

                                                          March 2, 2002          May 31, 2001
                                                          -------------          ------------
Raw materials                                                $2,936                  $2,078
Work in process                                                 989                   1,881
Finished goods                                                1,935                   2,795
                                                             ------                  ------
                                                             $5,860                  $6,754
                                                             ======                  ======

3.       Income Taxes:

         The effective income tax rate used to calculate the income tax expense for the quarters ended March 2, 2002 and March 3, 2001 is based on the anticipated income tax rate for the entire fiscal year.

4.       Reclassifications:

         Certain reclassifications have been made to the financial statements of the prior period to conform to the March 2, 2002 presentation.

5.       Accounting Periods:

         The Company elected to adopt 13-week quarters beginning in fiscal 1997; however, fiscal year-end remains May 31.

6.       Outlook Packaging:

         In April of 2001, Outlook Group Corp. and Subsidiaries ("the Company") announced its plans to merge the operations of its Outlook Packaging, Inc, Oak Creek, Wisconsin facility with its Outlook Label Systems, Inc. of Neenah, Wisconsin. That merger was completed during the second quarter of fiscal 2002. In June 2001, the Company sold its Outlook Packaging facility and certain equipment for approximately $2.4 million. The Company incurred approximately $900,000 of costs related to the merger, including approximately $300,000 of costs associated with the facility relocation and related severance costs, and approximately $600,000 associated with equipment renovations and start-up costs. The Company did not incur any additional costs related to the merger during the third quarter of fiscal 2002 and is not anticipating any further costs related to the merger during the remainder of fiscal 2002 and beyond.

7.       Segment Reporting:

         In connection with the merging of the facilities as discussed in Note 6, the Company has changed its reporting to two reportable segments. These two reportable segments, Graphics and Web, are strategic facilities that offer different products and services. The Graphics facility produces custom printed products on a wide range of media including newsprint, coated paper, and heavy board, including paperboard packaging. It also provides finishing services, promotional contract packaging, direct mailing, and distribution services. The Web facility manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, continuous forms, cartons, sweepstakes and specialty game pieces, and printed film for meat, coffee, snack food and non-food industries. The Web facility has flexographic, rotary letterpress, laminating, and slitting capabilities.

         The Company evaluates the performance of its reportable segments based on the net income of the respective facilities. Summarized financial information for the three month and nine month periods ending March 2, 2002 and March 3, 2001 are as follows:

INCOME STATEMENT DATA:

                               THREE-MONTH PERIOD ENDED                                  THREE-MONTH PERIOD ENDED
                                     MARCH 2, 2002                                             MARCH 3, 2001

                           NET SALES        NET EARNINGS (LOSS)                      NET SALES        NET EARNINGS (LOSS)
                           ---------        -------------------                      ---------        -------------------
GRAPHICS                   $  7,647            $   (250)            GRAPHICS          $  6,995             $   (619)
WEB                           8,301                 503             WEB                  7,734                  (62)
ALL OTHER                      (135)                133             ALL OTHER             (245)                  51
                           ---------           ---------                              ---------            ---------
     TOTAL                 $ 15,813            $    386                  TOTAL        $ 14,484             $   (630)
                           =========           =========                              =========            =========

                                NINE-MONTH PERIOD ENDED                                   NINE-MONTH PERIOD ENDED
                                     MARCH 2, 2002                                             MARCH 3, 2001

                           NET SALES        NET EARNINGS (LOSS)                      NET SALES        NET EARNINGS (LOSS)
                           ---------        -------------------                      ---------        -------------------
GRAPHICS                   $ 27,622            $    249             GRAPHICS          $ 30,037             $    844
WEB                          24,319                (391)            WEB                 27,357                  492
ALL OTHER                      (428)                294             ALL OTHER             (603)                 (98)
                           ---------           ---------                              ---------            ---------
     TOTAL                 $ 51,513            $    152                  TOTAL        $ 56,791             $  1,238
                           =========           =========                              =========            =========

BALANCE SHEET DATA:

                                               MARCH 2, 2002                                              MAY 31, 2001

                                                TOTAL ASSETS                                              TOTAL ASSETS
                                           -----------------------                                   ----------------------
GRAPHICS                                           $21,581           GRAPHICS                               $25,043
WEB                                                 17,885            WEB                                    18,035
                                                   -------                                                  -------
     TOTAL                                         $39,466                TOTAL                             $43,078
                                                   ========                                                 =======

8.       Commitments and Contingencies:

         The Company has previously reported litigation against it by Health Jet, Inc. d/b/a Chung's Gourmet Foods ("Chung's"), seeking damages of $4.9 million. In August 2001, the Company and Chung's entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation. Although neither party admitted any liability in the settlement agreement, the Company paid Chung's $500,000 pursuant to the agreement. The Company recognized the $500,000 legal settlement expense in the first quarter of fiscal year 2002.

         As previously reported, the Company continued to proceed on an action against a third party seeking indemnification in connection with the Chung's action. In March 2002, the Company and the third party entered into a settlement agreement and the Company negotiated a settlement with its insurance carrier. The settlements totaled $500,000 and were recognized during the third quarter of fiscal 2002. The Company has received $470,000, and will be paid the balance from the third party from April 2002 to March 2004. The Company is continuing to pursue recovery, from its insurer, of all or some of the legal fees related to this lawsuit.

         As previously reported, the Company and Barrier-NY and their affiliates settled their litigation in December 2000. As part of the settlement, the Company agreed to purchase up to 450,000 shares of Outlook Group common stock owned by Mr. Shemesh, president of Barrier for $7.00 per share. In addition, the Company provided certain credits of up to $0.275 per share sold against notes receivable due from Barrier. The 450,000 shares were recorded as redeemable equity based upon the market value of the common stock at the date of the settlement. At May 31, 2001, the Company had purchased, as scheduled, 350,000 shares. In July 2001, the Company purchased the remaining 100,000 shares, and Mr. Shemesh paid the Company in full, net of credits of approximately $320,000, the outstanding notes receivable of approximately $1.3 million.


9.       Recently Issued Accounting Standards:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of June 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001.

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

10.      Related Party Transactions

         The Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. Through March 2, 2002, the Company had loans totaling $435,450. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length basis, and such transactions will be approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section presents a discussion and analysis of the Company's results and operations during the three month and nine month period ended March 2, 2002 and March 3, 2001 and its financial condition at March 2, 2002. The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense or using terms such as "believe", "expect", "intend" or "anticipate") are forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections, particularly under "Liquidity and Capital Resources", "General Factors", and "Disclosures Concerning Liquidity and Capital Resources Including "Off-Balance Sheet" Arrangements."

Results of Operations

In the third quarter of fiscal 2002, the Company reported consolidated net sales of $15.8 million, an increase of $1.3 million or 9.2% over the comparable prior year period. The Company's Graphics segment reported net sales for the quarter of $7.6 million, an increase of approximately $700,000 or 9.3% over the comparable prior year period. The Company's Web segment reported net sales for the quarter of $8.3 million, an increase of approximately $600,000 or 7.3% over the comparable prior year period.

For the year to date period, the Company reported consolidated net sales of $51.5 million, a decrease of $5.3 million or 9.3% from the comparable prior year period. The Company's Graphics segment reported net sales of $27.6 million, a decrease of 8.0% or $2.4 million from the comparable prior year period. The Company's Web segment reported net sales of $24.3 million, a decrease of $3.0 million or 11.1% from the comparable prior year period.

The economic slowdown experienced during the last six months of fiscal 2001 has continued into the first nine months of fiscal 2002, and has been exacerbated by the terrorist attacks of September 11, 2001 and by the anthrax scare which diminished promotional mailings. All of the Company's business segments net sales have been negatively impacted by the weakened economy, and the reductions in mailings. Although the Company has begun to experience some slight market improvements during the quarter, the economic weakness appears to be continuing. The Company expects that it will continue to be affected by the national economy, but is not in a position to determine how extensive the effects of the economic slowdown may be and whether or not it will be negatively impacted in the future, or for how long it may be impacted by the slowdown.

The Company's gross profit margin for the third quarter of fiscal 2002 was 16.1% of net sales. This is up from the 11.8% of net sales reported for the comparable prior year period. This increase results from increased sales, a product sales mix that produced more favorable gross margins, and increased efficiencies as the Company begins to benefit from the consolidation of its operations at its Web facility. Year to date, the Company's gross profit margin was 17.0% of net sales. This is down from the 20.1% of net sales reported for the comparable prior year period. The decrease experienced is the result of reduced sales, a product sales mix that produced lower overall profit margins, and the continued economic slowdown that continues to put a squeeze on the already competitive markets in which the Company operates. The combination of these factors, coupled with some duplication of costs (beyond the special charges) as the Company merged its Outlook Packaging and Outlook Label subsidiaries, have contributed to the decrease in the Company's gross profit margin as compared to its results of operations from the prior year.

Selling, general and administrative expenses for the quarter of $2.4 million (exclusive of the legal settlement recovery) were 15.0% of net sales as compared to 18.5% of net sales in the prior year period. Year to date, selling, general and administrative expenses of $7.7 million (exclusive of net legal settlement expenses and facility relocation expenses) were 15.0% of net sales as compared to 16.3% of net sales in the prior year period. Overall, selling general and administrative expenses have decreased approximately $1.5 million year to date as compared to last year with resulting decreases experienced in wages, travel, professional services, and bad debt expense. The Company continues to focus on reducing operating expenses, in particular those that do not contribute to increased sales or increased profit margins. Alternatively, the Company is deploying resources into marketing strategies that will increase the Company's efforts to increase its sales and marketing concentration, given the relatively weak economy, and those that will position the Company to meet its growth objectives when the economy improves.

The facility relocation and legal settlement expenses for the nine months of $955,000 relate to non-recurring charges generated in the first six months of fiscal 2002. The Company incurred approximately $900,000 of these costs in conjunction with the merger of its Outlook Packaging, Inc. and Outlook Label Systems, Inc. subsidiaries. These costs include approximately $300,000 that relate to the facility relocation along with related severance costs, and approximately $600,000 associated with equipment renovations and start-up costs. These expenses include "stay" bonuses to certain Oak Creek employees to incent them to remain through the move. In addition, the costs include moving and reconfiguring certain items of machinery, its subsequent installation in Neenah, and certain infrastructure changes in Neenah to accommodate the move. The Company did not incur any additional costs related to the merger during the third quarter of fiscal 2002 and is not anticipating any further costs related to the merger during the remainder of fiscal 2002 and beyond. The remaining $55,000 of this charge relates to net legal fees associated with the settlement of the Chung's litigation. The Company is continuing to pursue recovery of all or some of these legal fees. The Company had previously recognized, in the first quarter of fiscal 2002, a charge of $500,000 related to the settlement of a lawsuit. In the third quarter of fiscal 2002, the Company recovered the $500,000 through a subsequent lawsuit settlement of litigation against a third party and insurance proceeds. The Company recognized the $500,000 legal recovery during the third quarter of fiscal 2002.

The Company's operating profit for the quarter (exclusive of the facility relocation and net legal settlement expenses) was approximately $175,000 or 1.1% of net sales as compared to a loss of approximately $1.0 million or 6.8% of net sales for the comparable prior year period. Year to date, the Company's operating profit (exclusive of the same charges) was approximately $1.0 million or 2.0% of net sales as compared to $2.2 million or 3.8% of net sales for the comparable prior year period. Including all charges, the Company reported an operating profit of approximately $675,000 or 4.3% of net sales for the third quarter of fiscal 2002. Year to date, including all charges, the Company reported an operating profit of $59,000 or 0.1% of net sales.

The Company's interest expense decreased $63,000 from the prior year's quarter and for the year to date period has decreased approximately $273,000. The decrease is attributable to lower overall debt, as the Company paid off its remaining long-term debt during the second quarter of fiscal 2002. The Company currently has no long-term debt and has no amounts outstanding on its revolving credit arrangement. The Company pays an unused credit facility charge of .025% to maintain its line of credit.

Income tax expense is being accrued for the year at the rate of 38.5% although quarter-to-quarter fluctuations may occur.

The Company reported net earnings for the quarter of $78,000 (exclusive of the legal settlement recovery, net of tax) or $0.02 per diluted share as compared to a loss of $630,000 or $0.16 per diluted shared in the comparable prior year period. For the year to date period, (exclusive of facility relocation and net legal settlement expenses, net of tax) the Company reported net earnings of $739,000 or $0.22 per diluted share as compared to net earnings of $1.2 million or $0.32 per diluted share in the comparable prior year period. Including all charges, the Company reported net earnings for the quarter of $386,000 or $0.11 per diluted share as compared to a loss of $630,000 or $0.16 per diluted share for the comparable prior year period. Year to date the Company reported net earnings of $152,000 or $0.04 per diluted share, as compared to $1.2 million or $0.32 per diluted share.


Liquidity and Capital Resources

As shown on the Condensed Consolidated Statements of Cash Flows, cash provided from operating activities was $4.2 million as compared to $4.8 million during the comparable prior year period. The Company has used $2.5 million to acquire property, plant and equipment and has used an additional $2.8 million to pay off the remaining long-term borrowings.

The Company's operating cash was increased by a $1.0 million decrease in accounts and notes receivable. The Company provided $385,000 for additional reserves of receivables as compared to $628,000 during the comparable prior year period. Inventory decreased $894,000 from the May 31, 2001 levels.

Net cash used in investing activities represent the acquisition of $2.5 million in property, plant and equipment for the purpose of increasing productivity and increasing capacity of the Company's core business. Proceeds from the sale of assets of $2.6 million are largely attributable to the sale of the Company's Oak Creek facility in June 2001. The Company retained the Outlook Packaging business, which is now part of the Company's Web segment. This move was completed during the second quarter of fiscal 2002.

Net cash used in financing activities relate in part to a repurchase of 100,000 shares of common stock in connection with a settlement of a previously disclosed lawsuit and an additional purchase of 92,500 shares of treasury stock. In October 2001, the Company paid off its remaining Industrial Development Bond of $2.8 million in conjunction with the sale of the Oak Creek facility, leaving the Company with no long-term borrowings. As of quarter end, the Company had no borrowings on its revolving credit agreement and was in compliance with all of its loan covenants.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. There were no amounts outstanding as of March 2, 2002. Interest on the debt outstanding varies with the Company's selection to have the debt be based upon margins over the bank determined preference rate or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart.

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

Recently Issued Financial Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of June 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001.

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


DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING "OFF-BALANCE SHEET" ARRANGEMENTS"

On January 22, 2002 the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC has indicated that, while it intends to consider rulemaking regarding these topics and other topics covered by the MD&A requirements, the purpose of its statement is to suggest steps that issuers should consider in meeting their current disclosure obligations with respect to the topics addressed.

The Company is currently evaluating FR-61 and the effects it may have, if any, on this and future filings. The Company has responded to each of the areas addressed by FR-61. Any statements in this section, which discuss or are related to future dates or periods, are "forward-looking statements."

FR-61 requires management to identify any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. FR-61 also requires management to identify any known material trends, favorable or unfavorable, in the Company's capital resources including any expected material changes in the mix and relative cost of such resources.

The Company's primary source of liquidity over the past nine months has been cash flows. The Company's future cash flows are dependent upon, but not limited to:

         - the ability of the company to attract new and retain existing customers
         - the number and size of the projects completed for these customers
         -     the loss of business of one or more primary customer
         -     the cancellation or delay of customer orders
         -     the changes in sales mix
         -     changes in general economic conditions
         -     management's effectiveness in managing the manufacturing process
         - the ability to collect in full and in a timely manner, amounts due the Company
         -     acquisition or divestiture activities
         -     capital asset additions or disposals

The Company is dependent upon its ability to retain existing, and obtain new customers. The Company's failure to retain existing customers or obtain new customers could significantly affect future profitability of the Company. The timing and volume of activities can vary significantly from period to period. There is no assurance that the volume from any particular customer will continue beyond the current period. The loss of business or one or more principal customers or a change in the number or character of projects for a particular customer could have a material adverse effect on the Company's sales volume and profitability.

The Company is also vulnerable as its services are purchased under cancelable purchase orders rather than long-term contracts. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business. However, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business. This would continue to make prediction of the Company's future results very difficult.

Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some businesses in which the Company operates produce lower profit margins than others. The Company believes that while there may be several competitors for individual services that it offers, few competitors offer the single source solution that the Company can provide.

Deteriorating or weak economic conditions, including slowdowns at both the national or local level, or future terrorist attacks or related actions in the war against terrorism, could affect future sales and profitability of the Company. The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long it may be impacted by these circumstances.

Management's effectiveness in managing its manufacturing processes will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

The Company has had significant accounts receivable or other amounts due from its customers or other parties. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion, the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. There can be no assurance that any decisions to acquire new operations, expand, terminate or sell certain existing operations will be implemented successfully. The Company's failure to successfully implement any initiatives could affect future profitability.

From time to time, the Company will sell or dispose of assets, which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner, which is profitable to the Company. In addition, the Company will make investments in assets that it feels are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company will be able to acquire the necessary assets, or that the Company can obtain a reasonable return on the investments.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. The Company currently has no amounts outstanding on the revolver. Interest on the debt outstanding during the year can vary with the Company's selections to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs.


General Factors

Readers should consider the following factors, in addition to those discussed under "Liquidity and Capital Resources" and "Disclosures Concerning Liquidity and Capital Resources, Including "Off-Balance Sheet" Arrangements". Because of the project-oriented nature of the Company's business, the Company's largest customers have historically tended to vary from year to year depending on the number and size of the projects completed for these customers. The Company is dependent upon its ability to retain existing customers and obtain new customers. The Company's failure to retain existing customers or obtain new customers could significantly affect future sales and profitability of the Company. The Company had no customers during the first nine months of fiscal 2002 or 2001 that accounted for more than 10% of net sales. As with many of the Company's customers, the timing and volume of activities can vary significantly from period to period. There is no assurance that the volume from any one particular customer will continue beyond the current period. The loss of business or one or more principal customers or a change in the number or character of projects for a particular customer could have a material adverse effect on the Company's sales volume and profitability.

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

The Company uses complex and specialized equipment to provide its services. Therefore, the Company is dependent upon the functioning of such machinery (including after the move of certain equipment), and its ability to acquire and maintain appropriate equipment. The failure of the Company to adequately acquire and maintain appropriate equipment would adversely affect future profitability.


DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

FR-61 encourages Companies to identify obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. It is also suggested that the disclosure reference the various parts of a registrant's filings, which discuss these commitments. The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location such that a total picture of obligations would be readily available. In addition, they had suggested the use of at least one additional aid to present the total picture of a registrant's liquidity and capital resource and the integral role of on and off balance sheet arrangements may be schedules of contractual obligations and commercial commitments as of the latest balance sheet date.

The Company has disclosed information pertaining to these events in its 2001 Report on Form 10-K, footnote G. In addition, the Company has prepared schedules suggested by the SEC in FR-61 for the period ending March 2, 2002. The Company had no commercial commitments to report as of the latest balance sheet date.



-------------------------------------------------------------------------------------------------------------------
                                                           Payments Due By Period (000's)
-------------------------------------------------------------------------------------------------------------------
         Contractual                                Less than                                            After
         Obligations                 Total            1 year         1-3 years         4-5 years        5 years
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                      $     0          $     0          $     0           $     0          $     0
-------------------------------------------------------------------------------------------------------------------
Capital Lease
Obligations                               0                0                0                 0                0
-------------------------------------------------------------------------------------------------------------------
Operating Leases                     11,028            2,266            5,749             2,792              221
-------------------------------------------------------------------------------------------------------------------
Unconditional
Purchase Obligations                      0                0                0                 0                0
-------------------------------------------------------------------------------------------------------------------
Other Long-Term
Obligations                               0                0                0                 0                0
-------------------------------------------------------------------------------------------------------------------
Total Contractual
Cash Obligations                    $11,028          $ 2,266          $ 5,749           $ 2,792          $   221
-------------------------------------------------------------------------------------------------------------------

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.


DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As reported in the Company's proxy statement dated September 14, 2001, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. Through March 2, 2002, the Company had loans totaling $435,450. It is the Company's policy, that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length basis, and such transactions will be approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

Additionally, the Company provides officers and other key employees with advances on expected bonus amounts, subject to year-end reconciliation. Because of the rapid deterioration of general economic conditions in the second half of fiscal 2001, final bonus amounts were substantially lower than had been expected. In some cases, amounts advanced against fiscal 2001 bonuses were higher than actual bonus amounts. These advances, which total $99,236, have been treated as current notes receivable due the Company. These amounts will be carried forward and can be paid, by offsetting bonus payments earned during fiscal year 2002, if certain performance criteria are met. If the performance criteria are not met, the notes are payable to the Company in December 2002.


DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the SEC issued FR-60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to prepare adequate disclosure that will facilitate an understanding of the Company's financial status, and the possibility, likelihood and implications of changes in its financial and operating status. It encourages companies to aid awareness in its "critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions."

The Company's accounting policies are disclosed in its 2001 Report on Form 10-K. There have been no material changes to these policies during the first nine months of fiscal 2002. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts receivable and fixed assets.

Revenue Recognition
The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. These criteria are generally satisfied and the Company recognizes revenue upon shipment. The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company also offers certain of its customers the right to return products that do not meet the standards agreed upon. The Company continuously monitors and tracks such product returns, and while such returns have historically been minimal, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results.

Accounts and Notes Receivable
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer's collection issues that have been identified. The Company values accounts and notes receivable net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer, against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2001 has been used throughout the first nine months of fiscal 2002. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Inventory
The Company values inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed under "General Factors" customers may cancel their orders, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of inventory. The

Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by customers, that could impact the value of inventory, are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

Fixed Assets and Goodwill
The Company adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" during Fiscal 1998. The Company continues to apply the criteria established in evaluating and establishing a reserve for long-lived assets determined to be impaired. On June 1, 2002, the Company will adopt the provision of FAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company's risk-management activities may include forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those discussed.

The Company has financial instruments, including notes receivable and long-term debt that are sensitive to changes in interest rates. However, the Company does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates because of the relatively short-term nature of its notes receivable.

The Company does not believe there has been any material change in the reported market risks faced by the Company since the end of its most recent fiscal year, May 31, 2001.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

The Company has previously reported litigation against it by Health Jet, Inc. d/b/a Chung's Gourmet Foods ("Chung's"), seeking damages of $4.9 million. In August 2001, the Company and Chung's entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation. Although neither party admitted any liability in the settlement agreement, the Company paid Chung's $500,000 pursuant to the agreement. The Company recognized the $500,000 legal settlement expense in the first quarter of fiscal year 2002.

As previously reported, the Company continued to proceed on an action against a third party seeking indemnification in connection with the Chung's action. In March 2002, the Company and the third party entered into a settlement agreement, and the Company negotiated a settlement with its insurance carrier. The settlements totaled $500,000 and were recognized during the third quarter of fiscal 2002. The Company has received $470,000, and will be paid the balance from the third party from April 2002 to March 2004. The Company is continuing to pursue recovery, from its insurer, of all or some of the legal fees related to this lawsuit.



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


                           OUTLOOK GROUP CORP.
                           -------------------
                                (Registrant)





Dated: April 10, 2002   /s/ Richard C. Fischer
                        --------------------------------------------------------
                        Richard C. Fischer, Chairman and Chief Executive Officer



                        /s/ Paul M. Drewek
                        --------------------------------------------------------
                        Paul M. Drewek, Chief Financial Officer