Form 10-K
period 2002-05-31
OUTLOOK GROUP CORP
filed 2002-08-28
CIK 867490

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

               FOR THE FISCAL YEAR ENDED MAY 31, 2002

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

AS OF JULY 31, 2002, 3,348,319 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON STOCK (BASED UPON THE $4.82 LAST SALE PRICE ON THE NASDAQ STOCK MARKET) HELD BY NON-AFFILIATES (EXCLUDES A TOTAL OF 1,156,537 SHARES REPORTED AS BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND GREATER-THAN 10% SHAREHOLDERS -- DOES NOT CONSTITUTE AN ADMISSION AS TO AFFILIATE STATUS) WAS APPROXIMATELY $10.6 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        PART OF FORM 10-K INTO WHICH
                   DOCUMENT                        PORTIONS OF DOCUMENTS ARE INCORPORATED
                   --------                        --------------------------------------
       Proxy Statement for 2002 Annual                            Part III
           Meeting of Shareholders

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

     The Company has considered, and continues to consider, a variety of options for building its business in order to position the Company for strengthened future performance. As part of a strategy to focus its business on core competencies of packaging, specialty printing, and direct marketing, the Company also continues to consider divestiture strategies to the extent that the Company believes such actions would enhance its ability to achieve successful operations. In addition, the Company will also consider appropriate acquisitions to strengthen continuing operations. There can be no assurances, however, that the Company will be able to successfully implement such strategies or complete those transactions.

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

     The Company has two reportable segments. These two segments, Outlook Graphics and Outlook Web, are strategic operations that offer different products and services.

  Outlook Graphics

     Primarily through its Outlook Graphics operations ("Outlook Graphics"), the Company's pre-press staff prepares projects for printing to client specifications. These services include preparatory camera or computerized plate-making, layout, typesetting and other related services. Although Outlook Graphics does not generally perform pre-press design services, it assists designers in translating a concept into a printed product.

     Outlook Graphics' presses generally use the offset printing process and can print on a wide range of media from uncoated and coated paper to heavy board, including paperboard packaging. Outlook Graphics currently utilizes sheet-fed full-color presses of various sizes, the most sophisticated of which are capable of six-color printing. Certain presses have interchangeable printing plates that allow the Company significant flexibility in meeting client needs. The pressroom has UV curing capabilities along with reverse printing presses that can print 5 over 1 and 6 over 1 plus UV and water based coatings in-line.

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

     The Company's contract packaging capabilities include packaging for many other types of items. Recent examples include promotional CD ROM's for mailing, wrapping toys and other promotional items for insertion in cereal boxes, overwrapping packages and packaging items for vending machines. Custom-designed feeding and in-line overwrapping systems increase the efficiency of its packaging operations. Outlook Graphics also maintains an environmentally controlled work area to perform packaging of items that are included with food and to provide other packaging services for which cleanliness and specific quality standards are required.

     Other services provided by the Company include direct marketing and distribution. Direct marketing involves literature overwrapping, labeling, personalizing, inserting, sorting and shipping printed items for bulk mailing. The Company's zip code sorting allows it to minimize client postal charges by, in many instances, delivering items by common carrier to a post office near the destination. The Company is also "Alternative Procedures" qualified by the US Postal Service, which provides it the ability to accelerate the cycle for moving materials to the end user. The Company has US Postal Service verification for the following services: 1st class, periodicals, standard A, package services, International, and meter mail. The Company has the capability to drop ship to the Bulk Mailing Center's (BMC's) or Sectional Center Facilities (SCF's), which will allow greater postal discounts. Direct mailings in fiscal 2002 included promotional CD ROM packages, catalogs, coupon packages and promotional materials.

     The Company can also offer collateral information management capabilities, which consist of storing and distributing items upon client order. The Company does not currently provide these services to clients, as it ceased providing services for its remaining fulfillment client in August 2002. In most cases, distribution items are materials such as forms and booklets that are printed by the Company, often under standing orders from its clients to replenish supplies. The Company has de-emphasized distribution operations that do not involve materials printed or packaged by the Company, and the Company sold its other fulfillment operations in 1997.

     As of June 1, 2002, through its Paragon Direct services, to complement its direct marketing services, the Company offers list processing services, database services, analytical services, list rental fulfillment, and forms and letter services. The list processing services assist clients in targeting mailings to valid addresses, eliminates duplicate addresses, and can optimize postal discounts through a firm bundling process, all of which contribute to a more cost effective marketing campaign. The analytical services further enhance a clients marketing effort as these services can match order files to mail files as well as produce custom reports based on the timing, frequency and monetary characteristics of a customer base. These services can develop mailings that are targeted to their most effective customers, markets and segments and can enhance marketing decisions that will maximize opportunities and strategies and give an appropriate means by which to manage those strategies. The Company supports a wide variety of media types including FTP, e-mail, Diskette, Zip disk, Jaz disk, CD-ROM, 9-track tape and cartridge. See "Recent Acquisition" below.

  Outlook Web

     The Company's Outlook Web operations ("Outlook Web") complements the Company's other specialty printing operations by offering narrow web and wide web capabilities within one strategic operating facility. Outlook Web provides flexographic printing, rotary letterpress printing, laminating, and slitting services. These capabilities, not otherwise available from the Company, enhance the Company's ability to cross-sell its services. In its narrow web offerings, Outlook Web manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards (such as temporary credit cards and identification cards), cartons, and sweepstakes and specialty game pieces. Its most sophisticated machinery permits one-pass, 14-color printing and lamination of various substrates using an in-line process.

     In its wide web offerings, Outlook Web also provides flexographic printing and laminating of flexible packaging films and papers. In these processes, the Company takes flexible packaging materials (which are purchased from others) and prints, laminates and/or slits the material to client specifications. Outlook Web prints and laminates materials for items such as pouches, bags, vacuum packages, packets, security devices and card and food overwraps, and provides them to clients in convenient rolls of film. These wide web operations were previously conducted in the Company's former Oak Creek facility.

RECENT ACQUISITION

     During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.4 million in cash plus assumed liabilities. Paragon Direct provides computer-based information management services for clients in the direct marketing industry. Through a combination of direct marketing experience and computer technology, Paragon Direct helps companies maximize their marketing programs through more accurate targeting and project execution. This acquisition opportunity was financed from operating cash flows.

CLIENTS AND MARKETING

     Due to the project-oriented nature of the Company's business, sales to particular clients may vary significantly from year to year, and period to period, depending upon the number and size of their projects. The identity of those clients may also change. During fiscal 2002, no client accounted for more than 10% of the Company's net sales. During fiscal 2001, one client, Kimberly Clark (KC), accounted for 10.1% of the Company's net sales. KC represented less than 10% of the Company's net sales during fiscal 2000 and 2002. Sales to AOL were less than 10% in fiscal 2002 and fiscal 2001, after having been 12% during fiscal 2000. As with most of its clients, the Company's sales to AOL and KC are pursuant to cancelable purchase orders. In particular, sales depend upon the timing of marketing initiatives that can change frequently and vary significantly from period to period. There is no assurance that these sales will continue in the future.

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

     Although the Company is emphasizing longer-term relationships and has entered into these type of agreements with some clients, clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts. In addition to other long-term arrangements, exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to significant period to period changes. Because of the project-oriented nature of the Company's business, the short-term character of a substantial portion of its projects and the nature of the orders for the Company's services, the Company does not believe that backlog is material or meaningful to its business.

     The Company markets its services nationally through certain of its executive officers and its centralized sales group, which at July 31, 2002 included 21 sales and service employees and 11 manufacturer's representatives. Sales and marketing activities are centralized and coordinated among the Company's various operations. The Company generally does not enter into employment contracts with its employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

     Raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 44% of the Company's cost of goods sold during fiscal 2002 as compared to 46% of the Company's cost of goods sold during fiscal 2001 and 45% of the Company's cost of goods sold in fiscal 2000. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials or for the Company's equipment needs.

COMPETITION

     The market for the services provided by the Company is highly competitive, primarily on the basis of price, quality, production capability, capacity for prompt delivery and continuing relationships. The Company's principal competitors, and the scope of the area in which the Company competes, vary based upon the services offered. Numerous competitors exist for all of the Company's services. While there are fewer competitors offering converting and packaging services, competition remains strong. With respect to specialty printing services, its competitors are numerous and range in size from very large multi-national companies with substantially greater resources than the Company to many smaller local companies. With substantial capital requirements necessary for graphic services equipment in particular, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment. The Company believes that relatively few competitors offer the wide range of services provided by the Company. The Company does not believe foreign competition is significant at this time.

ENVIRONMENTAL MATTERS

     The Company and the industry in which it operates are subject to environmental laws and regulations concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to accurately predict the effect they may have upon the future capital expenditures, earnings and competitive position of the Company. The Company's past expenditures relating to environmental compliance have not had a material effect on the Company. Growth in the Company's production capacity with a resultant increase in discharges and emissions could require significant capital expenditures for environmental control facilities in the future.

EMPLOYEES

     At July 31, 2002, the Company had 462 full-time employees. The Company contracts for and/or hires temporary employees to increase the number of personnel in certain operations as project commitments require. The Company considers its relationship with its employees to be good. Wages and employee benefits represented approximately 28% of the Company's cost of goods sold during fiscal 2002 as compared to approximately 31% of cost of goods sold during fiscal 2001 and 30% of the Company's cost of goods sold during fiscal 2000.

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

     The Company also owns an 83,000 square foot facility in Neenah, Wisconsin in which Outlook Web's office and production facilities are located.

     The Company owned an 81,000 square foot facility in Oak Creek, Wisconsin in which Outlook Packaging's office and production facilities were located. This property was sold during June 2001, although the Company is temporarily leasing a small portion of that facility until certain unused equipment is sold or moved. Operations from this facility were moved to the Web facility in Neenah, Wisconsin.

     As part of the purchase of Star Labels in June 2000, the Company acquired a 42,000 square foot facility in Troy, Ohio. This property has been vacated and its operations moved to Neenah, Wisconsin.

     The Company leases an approximately 75,000 square foot office in Neenah, Wisconsin that is currently used for certain packaging operations and warehouse space. The Company also leases an approximately 37,500 square foot facility in Neenah, Wisconsin for its sheeting operations and other warehouse space.

     As part of the acquisition of Paragon Direct, Inc. in June 2002, the Company assumed a lease for an approximate 13,000 square foot facility in Milwaukee, Wisconsin for its Paragon Direct operations. The lease is on a month-to-month basis. The Company is currently in the process of negotiating a longer term arrangement.

     In addition to land and buildings, the Company maintains significant complex and specialized equipment to perform its various graphic services. The equipment includes presses, machinery dedicated to converting and packaging, and other machinery described above in Item 1. Certain of the equipment is leased by the Company. The Company is dependent upon the functioning of such machinery and equipment, and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs relating to the equipment, which may delay its utilization, maintenance requirements, and technological or mechanical obsolescence. With substantial capital requirements necessary for graphic services equipment in particular, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

     The Company continues to apply the criteria established in evaluating and establishing a reserve for long-lived assets determined to be impaired under Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." At May 31, 2002 the Company had recorded an impairment reserve of $400,000 associated with certain machinery and equipment.

     The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently utilized by it is generally sufficient for its currently anticipated needs but that expansion of the Company's business or offering new services, or the optimization of those services could require the Company to obtain additional equipment or facilities. The Company regularly evaluates its facility and equipment needs and would sell, or terminate leases to, facilities or equipment if appropriate.

     Substantially all of the Company's assets are pledged as collateral under financing agreements. See Note C of Notes to Consolidated Financial Statements, which is incorporated herein by reference, for a description of financing secured by mortgages on the properties and equipment owned by the Company and its subsidiary.

ITEM 3.  LEGAL PROCEEDINGS.

     In the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.

             NAME                  AGE                            POSITION(S)
             ----                  ---                            -----------
Richard C. Fischer.............    63     Chairman of the Board and Chief Executive Officer; Director
Joseph J. Baksha...............    50     President and Chief Operating Officer; Director
Jeffry H. Collier..............    49     Executive Vice President; Vice President and General Manager
                                          of Outlook Graphics; Director
Paul M. Drewek.................    56     Chief Financial Officer and Secretary

     Richard C. Fischer has served as Chairman of the Board and Chief Executive Officer of the Company since 1997; he has been a director of the Company since 1995. He is an investment banker with Fischer and Associates LLC, having also been affiliated with Marquette Capital Partners from 2000 to 2002.

     Joseph J. Baksha has served as President and Chief Operating Officer since 1996, after having served as Vice President of the Company and President of Outlook Packaging.

     Jeffry H. Collier has served as Executive Vice President of the Company since 1994, and previously served the Company in other capacities.

     Paul M. Drewek became the Company's Chief Financial Officer in 1998, and its Secretary in 1999. Mr. Drewek acted as principal of Drewek & Associates (accounting and management consulting) from 1997 to 1998. Previously, Mr. Drewek served as Chief Financial Officer of Allied Computer Group Companies, Inc. (a computer systems integrator and consulting company) from 1995 to 1997, and prior thereto as Vice President -- Finance and Administration and Treasurer-CFO of Joiner Associates Incorporated (a consulting and publishing company specializing in total quality management). Mr. Drewek also is deemed the Company's principal accounting officer.

                                 *  *  *  *  *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements. Statements that are not historical facts, particularly those referring to expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe", "anticipate," "expect" or "intend" involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors that are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of
Operations -- Fiscal 2002 Compared to Fiscal 2001"), "Liquidity and Capital Resources," and "Disclosures Concerning Liquidity and Capital Resources Including "Off-Balance Sheet" Arrangements" in Item 7 hereof.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is quoted on the NASDAQ Stock Market. The following table sets forth high and low closing sales prices as reported on NASDAQ by quarter for the indicated fiscal years.

FISCAL 2002                                                     HIGH      LOW
-----------                                                     -----    -----
Fourth Quarter..............................................    $5.51    $4.47
Third Quarter...............................................     5.06     4.05
Second Quarter..............................................     5.02     3.70
First Quarter...............................................     5.90     4.40

FISCAL 2001                                                     HIGH      LOW
-----------                                                     -----    -----
Fourth Quarter..............................................    $5.63    $4.13
Third Quarter...............................................     6.06     5.50
Second Quarter..............................................     6.19     5.63
First Quarter...............................................     6.50     5.56

     The Company has not paid any cash dividends since its inception. The Company presently intends to employ its earnings in the continued development and expansion of its business and does not expect to pay any cash dividends in the foreseeable future; however, these decisions are continually reassessed by the Board of Directors. For a description of contractual dividend restrictions, see Note C of Notes to the Consolidated Financial Statements and the discussion in Management's Discussion and Analysis.

     As of July 31, 2002, the Company had approximately 464 registered shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data of the Company have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis contained in this report.

                                                             FISCAL YEAR ENDED MAY 31,
                                           -------------------------------------------------------------
                                             2002         2001         2000         1999         1998
                                           ---------    ---------    ---------    ---------    ---------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA:
Net sales................................  $  67,207    $  70,660    $  72,744    $  68,427    $  68,290
Cost of goods sold.......................     55,032       56,665       57,294       55,583       55,884
                                           ---------    ---------    ---------    ---------    ---------
Gross profit.............................     12,175       13,995       15,450       12,844       12,406
Selling, general and administrative
  expenses...............................     10,714       11,882       12,000       10,554       10,454
Facility relocation expenses and legal
  settlement costs.......................        835           --           --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Operating profit.........................        626        2,113        3,450        2,290        1,952
Other income (expense):
  Interest expense.......................        (61)        (372)        (600)        (627)      (1,968)
  Interest and other income..............        439          497          619          609        1,409
                                           ---------    ---------    ---------    ---------    ---------
Earnings from continuing operations
  before income taxes....................      1,004        2,238        3,469        2,272        1,393
Income tax expense.......................        341          942        1,451          877          640
                                           ---------    ---------    ---------    ---------    ---------
Earnings from continuing operations......        663        1,296        2,018        1,395          753
Discontinued operations:
  Loss from discontinued operations
     before income taxes.................         --           --           --           --         (916)
  Income tax expense.....................         --           --           --           --            4
                                           ---------    ---------    ---------    ---------    ---------
  Loss from discontinued operations......         --           --           --           --         (920)
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss)......................  $     663    $   1,296    $   2,018    $   1,395    $    (167)
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss) per common
  share -- Basic
     Continuing operations...............  $    0.20    $    0.34    $    0.47    $    0.30    $    0.16
     Discontinued operations.............         --           --           --           --        (0.20)
                                           ---------    ---------    ---------    ---------    ---------
          Total..........................  $    0.20    $    0.34    $    0.47    $    0.30    $   (0.04)
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss) per common share --
  Diluted
     Continuing operations...............  $    0.19    $    0.34    $    0.47    $    0.30    $    0.16
     Discontinued operations.............         --           --           --           --        (0.20)
                                           ---------    ---------    ---------    ---------    ---------
          Total..........................  $    0.19    $    0.34    $    0.47    $    0.30    $   (0.04)
                                           ---------    ---------    ---------    ---------    ---------
Weighted average number of common shares
  outstanding
     -- Basic............................  3,395,459    3,816,386    4,308,382    4,667,132    4,662,460
     -- Diluted..........................  3,422,180    3,867,530    4,323,834    4,667,542    4,692,522
BALANCE SHEET DATA (AT FISCAL YEAR END):
Working capital..........................  $  12,740    $  13,670    $  12,452    $  14,008    $  14,185
Total assets.............................  $  39,273    $  43,078    $  47,866    $  51,766    $  53,457
Long-term debt, less current
  maturities.............................  $      --    $   2,000    $   2,800    $   4,753    $   7,061
Shareholders' equity, including
  redeemable equity......................  $  31,365    $  32,062    $  33,064    $  34,678    $  33,383

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following section presents a discussion and analysis of the Company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that are not historical facts, particularly those referring to expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe", "anticipate," "expect" or "intend" involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors that are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of Operations -- Fiscal 2002 Compared to Fiscal 2001"), "Liquidity and Capital Resources," and "Disclosures Concerning Liquidity and Capital Resources Including 'Off-Balance Sheet' Arrangements" in Item 7 hereof.

RESULTS OF OPERATIONS

     The following table shows, for the fiscal years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                          PERCENTAGE OF NET SALES
                                                             YEAR ENDED MAY 31,
                                                          ------------------------
                                                           2002     2001     2000
                                                          ------   ------   ------
Net sales...............................................  100.0%   100.0%   100.0%
Cost of goods sold......................................   81.9     80.2     78.8
                                                          -----    -----    -----
Gross profit............................................   18.1     19.8     21.2
Selling, general and administrative expenses............   15.9     16.8     16.5
Facility relocation and legal settlement costs..........    1.3       --       --
                                                          -----    -----    -----
Operating profit........................................    0.9      3.0      4.7
Other income (expense):
  Interest expense......................................   (0.1)    (0.5)    (0.8)
  Interest and other income.............................    0.7      0.7      0.9
                                                          -----    -----    -----
Earnings from operations before income taxes............    1.5      3.2      4.8
Income tax expense......................................    0.5      1.4      2.0
                                                          -----    -----    -----
Net earnings............................................    1.0%     1.8%     2.8%
                                                          =====    =====    =====

FISCAL 2002 COMPARED TO FISCAL 2001

     The Company's net sales were $67.2 million for fiscal 2002, down 4.9% or $3.5 million from fiscal 2001 net sales of $70.7 million. The Graphics business segment had net sales for fiscal 2002 of $36.3 million, down $1.7 million or 4.5%, from fiscal 2001 net sales of $38.0. The Web business segment had net sales for fiscal 2002 of $31.4 million, down 6.1% or $2.0 million from fiscal 2001 net sales of $33.5. The economic slowdown experienced in the last six months of fiscal 2001 continued into fiscal 2002. The effects were exacerbated by the terrorist attacks of September 11, 2001 and the anthrax scare, which diminished promotional mailings and related services. The ensuing loss of general investor confidence and a volatile stock market have further affected the markets for the Company's services. All of the Company's business segments have been negatively impacted by the weakened economy. Although the Company has begun to experience some market improvements during the third and fourth quarters of fiscal 2002, economic weakness appears to be continuing. The Company's fulfillment services represented $1.0 million in fiscal 2002 sales; the Company's remaining fulfillment customer exited in the first quarter of fiscal 2003. The Company expects that it will continue to be affected by the national economy, but is not in a position to determine how extensive the effects of the economic slowdown will be, whether or not it will be negatively impacted, or for how long it may be impacted by the slowdown.

     Gross profit as a percentage of net sales decreased to 18.1% in fiscal 2002 from 19.8% in fiscal 2001. The gross profit margin decreased $1.8 million from fiscal 2001 to $12.2 million. Gross margins decreased primarily as a result of reduced sales, a product sales mix that produced lower overall profit margins and the continued economic slowdown that continued to put a squeeze on the already competitive markets in which the Company operates. The combination of these factors coupled with operating inefficiencies (beyond the non-recurring charges) as the Company merged its Oak Creek and Neenah Web facilities, also decreased the Company's gross profit margin as compared to its results of operations from the prior year. Inventory write-offs were $69,000 in fiscal 2002 compared to $300,000 in fiscal 2001. Inventory at May 31, 2002 was $5.4 million, approximately $1.3 million lower than at May 31, 2001. During fiscal 2001, the Company had built up its work in process and finished goods inventory in anticipation of its facility move from Oak Creek to Neenah, and to attempt to help ensure that clients would have the necessary finished goods expected to draw upon during the transition time.

     The Company's selling, general and administrative expenses decreased $1.2 million and represented 15.9% of the Company's net sales during fiscal 2002 as compared to 16.8% of net sales in fiscal 2001. Compared to fiscal 2001, the Company experienced decreases in travel expenses, professional services, bad debt expenses, administrative wages, and recruiting expenses. The decrease in professional services was primarily the result of the Company resolving its outstanding legal issues. The decrease in bad debt expense results from decreasing the bad debt reserves based on continued on-going analysis of the potential exposure. The Company continues to focus on reducing operating expenses, in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying resources into marketing strategies in an attempt to increase the Company's efforts to increase its sales and marketing concentrations. In fiscal year 2002, the Company experienced increases in sales wages and commission expenses compared to fiscal year 2001.

     During fiscal 2002, the Company incurred non-recurring facility relocation and legal settlement expenses of $835,000. These charges relate to certain non-recurring charges generated in the first six months for the relocation of the Company's former Oak Creek facility to its Neenah facility and the settlement of a lawsuit related to the Company's Oak Creek production facility. The Company incurred approximately $900,000 of charges related to the relocation of the facility. Approximately $300,000 relates to the facility relocation along with severance costs, and approximately $600,000 associated with equipment renovations and start-up costs. These costs included "stay" bonuses to certain Oak Creek employees to incent them to remain through the move. In addition, the costs included moving and reconfiguring certain items of machinery, its subsequent installation in Neenah and certain infrastructure changes in Neenah to accommodate the move. The remaining $65,000 is the net recovery of legal expenses associated with a lawsuit of the Company's former Oak Creek facility. The Company recognized a charge of $500,000 in connection with this lawsuit along with approximately $55,000 of associated legal expense during the first quarter of fiscal 2002. Through a subsequent lawsuit settlement of litigation against a third party and insurance proceeds, the Company recognized the $500,000 legal recovery during the third quarter of fiscal 2002. During the fourth quarter of fiscal 2002, the Company recognized an additional $120,000 for recovery of related legal expenses, including some legal expenses incurred during the previous fiscal year.

     Interest expense decreased approximately $311,000 from the prior year. The reduction is due primarily to the retirement of the Company's long-term debt. The Company paid off its remaining long-term debt during the second quarter of fiscal 2002 in conjunction with the sale of its manufacturing facility in Oak Creek, Wisconsin. The Company's long-term debt decreased from $2.8 million at May 31, 2001 to $0 at May 31, 2002. The Company did not have to use its line of credit facility during fiscal 2002 but pays an unused credit facility charge of ..025% to maintain its line of credit.

     Fiscal 2002 pre-tax earnings, excluding the non-recurring charges of $835,000, were $1.8 million, or 2.7% of net sales. This is down approximately $400,000 from the prior year level of $2.2 million or 3.2% of net sales. The Company reported pre-tax earnings, including the non-recurring charges, of $1.0 million or 1.5% of net sales.

     The Company's effective income tax rate for fiscal 2002 was 33.0% as compared to 42.1% during fiscal 2001. The decrease experienced in this rate is primarily the result of the merger of the Company's Outlook Packaging, Inc. and Outlook Label Systems, Inc. subsidiaries, and certain state income tax credits.

     Fiscal 2002 net earnings per share, excluding the non-recurring charges of $0.16 per diluted share, yielded $0.35 per diluted share. The Company reported fiscal 2002 net earnings per share, including all charges, of $0.19 per diluted share. The Company reported fiscal 2001 net earnings of $0.34 per diluted share. Net earnings per share were also affected by the Company's purchase of 192,500 shares of treasury stock during fiscal 2002.

FISCAL 2001 COMPARED TO FISCAL 2000

     The Company's net sales were $70.7 million for fiscal 2001, down 2.7% or $2.0 million from fiscal 2000 net sales of $72.7 million. The economic slowdown experienced in the last six months of fiscal 2001 negatively affected all business units' sales.

     Gross profit as a percentage of net sales decreased to 19.8% in fiscal 2001 from 21.2% in fiscal 2000. The gross profit margin decreased $1.5 million from fiscal 2000 to $14.0 million. Inventory write-offs were approximately $300,000 in fiscal 2001 and approximately $100,000 in fiscal 2000. As a result of the implemented inventory programs, raw material levels were down approximately $1.2 million compared to last year. At May 31, 2001 work in process and finished goods inventory were approximately $1.6 million higher than at May 31, 2000. This inventory build was done to facilitate the move of the Packaging operations to the Neenah facility and to insure that clients would have the necessary finished goods expected to draw upon during this transition time.

     Selling, general and administrative expenses decreased approximately $120,000 during fiscal 2001 and represent 16.8% of net sales as compared to 16.5% of net sales in fiscal 2000. Compared to fiscal 2000, the Company experienced decreases in administrative wages of $270,000, professional services of $180,000 and bad debt expense of $300,000. These were offset with increases of $410,000 in sales wages and commissions, $140,000 in travel related expenses, and $100,000 in other expenses. These increased expenses reflected the Company's efforts to increase its sales and marketing concentration given the relatively weak economy.

     Interest expense decreased approximately $230,000 or 38.0% during fiscal 2001. The reduction from fiscal 2000 was due to the nearly $2.0 million decrease in total debt as well as the Company's increased financial position. The company did not have to use its line of credit facility during fiscal 2001. During fiscal 2001, the Company retired its term note and one of its industrial development bonds.

     Fiscal 2001 pretax earnings of $2.2 million represented a decrease of $1.3 million or 37.1% from the fiscal 2000 level of $3.5 million. Pretax earnings were 3.2% of net sales in fiscal 2001 as compared to 4.8% of net sales in fiscal 2000.

     The Company's effective tax rate for fiscal 2002 was 42.1% as compared to 41.8% in fiscal 2000.

     Fiscal 2001 yielded net earnings of $0.34 per share. Fiscal 2000 yielded net earnings of $0.47 per share. Net earnings per share were also affected by the Company's purchase of treasury stock during fiscal 2001. The Company purchased 350,000 shares of treasury stock during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As shown on the Consolidated Statements of Cash Flows, fiscal 2002 cash provided from operating activities was $7.3 million as compared to $5.8 million in fiscal 2001. In fiscal 2002, the Company used $3.5 million to acquire property, plant and equipment. In addition, the Company used cash to pay down an additional $2.8 million of long-term debt and purchased $1.2 million of treasury stock.

     The Company's operating cash was increased by a $2.2 million decrease in accounts and notes receivable. The Company's operating cash was increased by a $1.3 million decrease in inventory and a $0.2 million increase in accrued liabilities. During fiscal 2002, the Company provided $0.5 million for additional reserves of receivables as compared to $0.7 million in fiscal 2001. The Company continues to monitor its inventory requirements and the credit worthiness of its clients.

     The Company holds a single note receivable for approximately $652,000. The note is overdue and the Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. Although the Company has previously established a reserve of $477,000, and currently believes the remaining balance is collectible, the Company may be required to write-off the remaining balance of the note if collection efforts prove ineffective and payments are not received.

     Net cash used in investing activities represent $3.5 million used to acquire property, plant and equipment. In addition, the Company received proceeds of $2.6 million, largely from the sale of the Company's Oak Creek building and property. The proceeds were used to pay off the remaining IRB related to the Oak Creek facility. The Company made additional loans of $207,000 in fiscal 2002 to officers under management stock purchase agreements; the loans are at competitive market interest rates. The total amount loaned to officers under these agreements is $435,000. As a result of legislation enacted in July 2002, the Company will not make further officer loans.

     Net cash used in financing activities was approximately $4.0 million, of which $2.8 million represents the Company's net reduction of debt. The Company has extinguished its remaining long-term debt in fiscal year 2002 with the proceeds from the sale of the Oak Creek facility. The Company also used $1.2 million to purchase treasury stock, of which part was purchased in connection with the World Class litigation settlement.

     The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. Interest on the debt outstanding during the year can vary with the Company's selections to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company has not had to use the facility during fiscal 2002. The Company is subject to an unused line fee of .025% to maintain the credit facility. As of May 31, 2002, and at July 31, 2002 , the Company had no amounts outstanding on its revolving credit line and was in compliance with all of its loan covenants. The facility is currently being renegotiated and is expected to be at terms the same or more favorable to the Company.

     The Company anticipates capital expenditures of approximately $3.0 million in fiscal 2003, excluding any acquisition opportunities that may become available to the Company. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities.

     The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may result in additional transactions during fiscal 2003 and beyond. During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.4 million in cash plus assumed liabilities. Paragon Direct provides computer-based information management services for clients in the direct marketing industry. Through a combination of direct marketing experience and computer technology, Paragon Direct helps companies maximize their marketing programs through more accurate targeting and project execution. This acquisition opportunity was financed from operating cash flows.

     The Company is continuing to pursue the sale of its Troy, Ohio facility, although the Company has not yet received an acceptable offer. The facility is being leased to a third party on a month to month basis. It is unclear whether the continuing economic slowdown or other factors will continue to affect the Company's ability to sell that facility on terms acceptable or profitable to the Company.

FURTHER DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING "OFF-BALANCE SHEET" ARRANGEMENTS

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

     The Company's primary source of liquidity has been cash flows. The Company's future cash flows are dependent upon, but not limited to:

     - the ability of the Company to attract new and retain existing customers

     - the number and size of the projects completed for these customers

     - the loss of business of one or more primary customers

     - the cancellation or delay of customer orders

     - the changes in sales mix

     - changes in general economic conditions and world events

     - management's effectiveness in managing the manufacturing process

     - the ability to collect in full and in a timely manner, amounts due the Company

     - the ability to acquire and maintain appropriate machinery and equipment

     - acquisition or divestiture activities

     - capital asset additions or disposals

     The Company is dependent upon its ability to retain existing, and obtain new customers. The Company's failure to retain existing customers or obtain new customers could significantly affect future profitability of the Company. Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. The loss of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability. The timing and volume of activities can vary significantly from period to period. There is no assurance that the volume from any particular customer will continue beyond the current period. For example, the Company's remaining fulfillment client ceased using the Company's services in the first quarter of fiscal 2003. Although the Company will attempt to find other fulfillment clients, the termination eliminates a client that represented $1,000,000 in revenues in fiscal 2002.

     Clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts. However, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. This would continue to make prediction of the Company's future results very difficult. Even though the Company is looking to increase the volume of longer term contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

     Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some businesses in which the Company operates produce lower profit margins than others. The Company believes that while there may be several competitors for individual services that it offers, few competitors offer the single source solution that the Company can provide.

     Deteriorating or weak economic conditions, including slowdowns at both the national or local level, could affect future sales and profitability of the Company. Similarly, world events can affect the Company, as occurred in fiscal 2002 when, in the aftermath of September 11 and the anthrax mailings, promotional mailings by the Company's clients were significantly reduced. Technologies such as the Internet will continue to affect the demand for printing services and the recent increase in postal rates will likely impact the direct mail business. The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long it may be impacted by these circumstances.

     Management's effectiveness in managing its manufacturing processes will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

     The Company has had significant accounts receivable or other amounts due from its customers or other parties. From time to time, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and on occasion, the Company has written off significant accounts receivable balances. As noted above, the Company is attempting to collect a note receivable through litigation. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability. The general economic slowdown also increases the risk for the Company as many of its clients could negatively be impacted by the economy or the financial climate.

     The Company uses complex and specialized equipment to provide its services, and manufacture its products; therefore, the Company is dependent upon the functioning of such machinery, and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs relating to the equipment, which may delay its utilization, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state of the art equipment.

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

     The Company has no "off balance sheet" arrangements which would otherwise constitute balance sheet liabilities.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     FR-61 encourages Company's to identify obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. It is also suggested that the disclosure reference the various parts of a registrant's filings, which discuss these commitments. The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location such that a total picture of obligations would be readily available. In addition, they had suggested the use of at least one additional aid to present the total picture of a registrant's liquidity and capital resource and the integral role of on and off balance sheet arrangements may be schedules of contractual obligations and commercial commitments as of the latest balance sheet date.

     The Company has disclosed information pertaining to these events in its 2002 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC in FR-61 for the period ending May 31, 2002. The Company had no commercial commitments to report as of the latest balance sheet date.

                    CONTRACTUAL                                   LESS THAN     1-3       4-5       AFTER
                    OBLIGATIONS                         TOTAL      1 YEAR      YEARS     YEARS     5 YEARS
                    -----------                        -------    ---------    ------    ------    -------
Long-term debt.....................................    $     0     $    0      $    0    $    0     $  0
Capital lease obligation...........................          0          0           0         0        0
Operating leases...................................     10,463      2,252       5,417     2,655      139
Unconditional purchase obligations.................          0          0           0         0        0
Other long-term obligations........................          0          0           0         0        0
                                                       -------     ------      ------    ------     ----
     Total contractual cash obligations............    $10,463     $2,252      $5,417    $2,655     $139
                                                       =======     ======      ======    ======     ====

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

     The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. Through May 31, 2002, the Company had loans totaling $435,000. The loans bear an interest rate of 4.9% and are for a five year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

     Additionally, in fiscal year 2001, the Company provided some officers and other key employees with advances on expected bonus amounts, subject to year-end reconciliation. Because of the rapid deterioration of general economic conditions in the second half of fiscal 2001, final bonus amounts were substantially lower than had been expected. In some cases, amounts advanced against fiscal 2001 bonuses were higher than actual bonus amounts. These amounts were carried forward, and amounts have, in part, been paid by offsetting bonus payments earned during fiscal year 2002. At May 31, 2002, $39,236 had been paid by offsetting bonus payments; the $60,000 balance has been converted into notes payable by the officer. If the performance criteria are not met, the remaining notes are payable to the Company in December 2002. As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

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

     The Company's accounting policies are disclosed in this 2002 Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts receivable and fixed assets.

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

  ACCOUNTS AND NOTES RECEIVABLE

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amounts that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2001 has been used throughout fiscal 2002. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

  INVENTORY

     The Company values inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed under "Further Disclosures Concerning Liquidity and Capital Resources, Including "Off-Balance Sheet" Arrangements," customers may cancel their orders, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of inventory. The Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by the Company's customers that could impact the value of inventory are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

  FIXED ASSETS AND GOODWILL

     The Company continues to apply the criteria established in evaluating and establishing a reserve for long-lived assets determined to be impaired under Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." At May 31, 2002 the Company had recorded an impairment reserve of $400,000 associated with certain machinery and equipment. On June 1, 2002 the Company adopted the provision of FAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired. Going forward the Company will need to review goodwill periodically to determine whether it has become impaired and thus must be written off.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of June 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001.

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

     In May 2002, the FASB issued FAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical corrections as of April 2002." This statement rescinds FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amends FAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statements amends FAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for the Company in 2003 with early application encouraged.

     On July 29, 2002 the FASB issued FAS No. 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

     The Company has financial instruments, consisting of notes receivable, which are sensitive to changes in interest rates. However, the Company does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates because of the relatively short-term nature of its notes receivable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The financial statements (including the notes thereto and the accountants' report thereon) required by this item are set forth on pages F-1 and following of this Report, and are incorporated herein by reference. See also "Index to Financial Statements and Financial Statement Schedules" following Item 14 herein.

                                                                        QUARTER
                                                         -------------------------------------
                         2002                             FIRST    SECOND     THIRD    FOURTH
                         ----                            -------   -------   -------   -------
Net sales..............................................  $17,623   $18,077   $15,813   $15,694
Gross profit...........................................    3,078     3,128     2,542     3,427
Net income (loss)......................................     (484)      250       386       511
Earnings (loss) per common share:
  Basic................................................  $ (0.14)  $  0.07   $  0.12   $  0.15
  Diluted..............................................  $ (0.14)  $  0.07   $  0.11   $  0.15

                                                                        QUARTER
                                                         -------------------------------------
                         2001                             FIRST    SECOND     THIRD    FOURTH
                         ----                            -------   -------   -------   -------
Net sales..............................................  $18,234   $24,073   $14,484   $13,869
Gross profit...........................................    4,055     5,678     1,702     2,560
Net income (loss)......................................      547     1,321      (630)       58
Earnings (loss) per common share:
  Basic................................................  $  0.14   $  0.34   $ (0.16)  $  0.02
  Diluted(1)...........................................  $  0.14   $  0.33   $ (0.16)  $  0.02

-------------------------
(1) Due to the use of weighted average shares outstanding each quarter for computing net income per share, the sum of the quarterly per share amounts does not equal the per share amount for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about October 17, 2002 ("2002 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 2002 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Annual Meeting Proxy Statement, in addition to the table below.

EQUITY COMPENSATION PLAN INFORMATION

     In addition to the information which is incorporated in this item by reference to the 2002 Annual Meeting Proxy Statement, the following chart gives aggregate information regarding grants under all equity compensation plans of the Company through May 31, 2002:

                                                                                             NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                           NUMBER OF SECURITIES                            FOR FUTURE ISSUANCE UNDER
                                            TO BE ISSUED UPON        WEIGHTED AVERAGE         EQUITY COMPENSATION
                                               EXERCISE OF          EXERCISE PRICE OF          PLANS (EXCLUDING
                                           OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     SECURITIES REFLECTED IN
             PLAN CATEGORY                 WARRANTS AND RIGHTS     WARRANTS AND RIGHTS            1ST COLUMN)
             -------------                 --------------------    --------------------    -------------------------
Equity compensation plans approved by
  securityholders(1)...................          262,000                  $4.14                     54,000
Equity compensation plans not approved
  by securityholders...................                0                    N/A                          0
Total..................................          262,000                  $4.14                     54,000

-------------------------
(1) Represents options granted under the Company's 1999 Stock Option Plan, and its predecessor 1990 Stock Option Plan. No further options may be granted under the 1990 Plan, and the number of securities remaining all are under the 1999 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item is incorporated by reference to "Certain Transactions" in the 2002 Annual Meeting Proxy Statement.

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

     (b) Reports on Form 8-K:

          None filed during the fourth quarter of fiscal 2002. However, a Report on Form 8-K dated June 1, 2002 was subsequently filed to report the Company's acquisition of certain assets of Paragon Direct, Inc. No financial statements were filed with that report.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of May 31, 2002 and 2001.....   F-3
Consolidated Statements of Operations for the years ended
  May 31, 2002, 2001 and 2000...............................   F-4
Consolidated Statements of Shareholders' Equity for the
  years ended May 31, 2002, 2001 and 2000...................   F-5
Consolidated Statements of Cash Flows for the years ended
  May 31, 2002, 2001 and 2000...............................   F-6
Notes to Consolidated Financial Statements..................   F-7

     The following financial statement schedule of the Company, and the accountants' report thereon, appear on the indicated pages in this Form 10-K Annual Report:

                                                               PAGE
                                                              NUMBER
                                                              IN 10-K
                                                              -------
Statement of Management Responsibility for Financial
  Statements................................................   F-17
Report of Independent Accountants on Financial Statement
  Schedule..................................................   F-18
Schedule II -- Valuation and Qualifying Accounts............   F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
  Outlook Group Corp. and Subsidiaries
  Neenah, Wisconsin

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Outlook Group Corp. and its subsidiaries at May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis or the opinion.

PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
June 27, 2002

                              OUTLOOK GROUP CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                     MAY 31,
                                                              ---------------------
                                                                2002        2001
                                                                ----        ----
                                                              (IN THOUSANDS EXCEPT
                                                               SHARE AND PER SHARE
                                                                    AMOUNTS)
ASSETS
Current Assets
Cash and cash equivalents...................................  $  3,021    $    757
  Accounts receivable, less allowance for doubtful accounts
     of $459 and $586, respectively.........................     7,575       8,336
  Notes receivable-current..................................        85       2,021
  Inventories...............................................     5,411       6,754
  Deferred income taxes.....................................       847         695
  Income taxes refundable...................................        --          32
  Other.....................................................       500         416
                                                              --------    --------
     Total current assets...................................    17,439      19,011
Notes receivable-non-current, less allowance for doubtful
  accounts of $477 at both dates............................       187         175
Property, plant, and equipment Land.........................       583         803
  Building and improvements.................................    10,088      12,012
  Machinery and equipment...................................    37,642      39,880
                                                              --------    --------
                                                                48,313      52,695
  Less: accumulated depreciation............................   (28,340)    (30,473)
                                                              --------    --------
                                                                19,973      22,222
Other assets................................................     1,274       1,370
                                                              --------    --------
     Total assets...........................................  $ 38,873    $ 42,778
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................  $     --    $    800
  Accounts payable..........................................     1,977       2,044
  Accrued liabilities:
     Salaries and wages.....................................     1,925       1,572
     Other..................................................       397         626
                                                              --------    --------
       Total current liabilities............................     4,299       5,042
Long-term debt, less current maturities.....................        --       2,000
Deferred income taxes.......................................     3,209       3,675
Commitments and contingencies (Note G)......................        --          --
Redeemable equity...........................................        --         641
Shareholders' equity
  Cumulative preferred stock, $.01 par value -- authorized
     1,000,000 shares; none issued..........................        --          --
  Common stock, $.01 par value -- authorized 15,000,000
     shares; 5,137,382 shares issued and outstanding at both
     dates..................................................        51          51
  Additional paid-in capital................................    18,828      18,187
  Retained earnings.........................................    24,660      23,996
  Officer loans.............................................      (435)       (228)
                                                              --------    --------
                                                                43,104      42,006
  Less 1,789,063 and 1,596,563 shares of treasury stock at
     cost, respectively.....................................   (11,739)    (10,586)
                                                              --------    --------
     Total shareholders' equity.............................    31,365      31,420
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $ 38,873    $ 42,778
                                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED MAY 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS EXCEPT SHARE AND
                                                                     PER SHARE AMOUNTS)
Net sales...................................................  $  67,207   $  70,660   $  72,744
Cost of goods sold..........................................     55,032      56,665      57,294
                                                              ---------   ---------   ---------
Gross profit................................................     12,175      13,995      15,450
Selling, general, and administrative expenses...............     10,714      11,882      12,000
Facility relocation and legal settlement costs..............        835          --          --
                                                              ---------   ---------   ---------
Operating profit............................................        626       2,113       3,450
Other income (expense):
  Interest expense..........................................        (61)       (372)       (600)
  Interest and other income.................................        439         497         619
                                                              ---------   ---------   ---------
Earnings from operations before income taxes................      1,004       2,238       3,469
Income tax expense..........................................        341         942       1,451
                                                              ---------   ---------   ---------
Net earnings................................................  $     663   $   1,296   $   2,018
                                                              =========   =========   =========
Net earnings per share -- Basic.............................  $    0.20   $    0.34   $    0.47
                                                              =========   =========   =========
Net earnings per share -- Diluted...........................  $    0.19   $    0.34   $    0.47
                                                              =========   =========   =========
Weighted average number of shares outstanding
  Basic.....................................................  3,395,459   3,816,386   4,308,382
                                                              =========   =========   =========
  Diluted...................................................  3,422,180   3,867,530   4,323,834
                                                              =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                COMMON STOCK      ADDITIONAL                           TREASURY STOCK
                             ------------------    PAID-IN     RETAINED   OFFICER   --------------------
                              SHARES     AMOUNT    CAPITAL     EARNINGS    LOANS     SHARES      AMOUNT     TOTAL
                             ---------   ------   ----------   --------   -------   ---------   --------    -----
                                                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at June 1, 1999....  5,117,132    $51      $18,494     $20,682     $(100)     450,000   $ (4,449)  $34,678
  Exercise of employee
    stock options..........     10,000     --           55          --        --        9,312        (55)       --
  Purchase of treasury
    stock..................         --     --           --          --        --      787,251     (3,632)   (3,632)
  Net earnings.............         --     --           --       2,018        --           --         --     2,018
                             ---------    ---      -------     -------     -----    ---------   --------   -------
Balance at May 31, 2000....  5,127,132     51       18,549      22,700      (100)   1,246,563     (8,136)   33,064
  Exercise of employee
    stock options..........     10,250     --           41          --        --           --         --        41
  Officer loans............         --     --           --          --      (128)          --         --      (128)
  Redeemable equity........         --     --         (403)         --        --           --         --      (403)
  Purchase of treasury
    stock..................         --     --           --          --        --      350,000     (2,450)   (2,450)
  Net earnings.............         --     --           --       1,296        --           --         --     1,296
                             ---------    ---      -------     -------     -----    ---------   --------   -------
Balance at May 31, 2001....  5,137,382     51       18,187      23,996      (228)   1,596,563    (10,586)   31,420
  Officer loans............         --     --           --          --      (207)          --         --      (207)
  Redeemable equity........         --     --          641          --        --           --         --       641
  Purchase of treasury
    stock..................         --     --           --          --        --      192,500     (1,153)   (1,153)
  Net earnings.............         --     --           --         663        --           --         --       663
                             ---------    ---      -------     -------     -----    ---------   --------   -------
Balance at May 31, 2002....  5,137,382    $51      $18,828     $24,659     $(435)   1,789,063   $(11,739)  $31,364
                             =========    ===      =======     =======     =====    =========   ========   =======

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MAY 31,
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................  $   663    $ 1,296    $ 2,018
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization.............................    3,425      3,595      4,108
  Provision for doubtful accounts...........................      485        710      1,010
  (Gain) loss on sale of assets.............................     (150)      (186)       154
  Deferred income taxes.....................................     (618)      (332)      (655)
Change in assets and liabilities, net of effects of
  acquisitions and disposals of businesses:
  Accounts and notes receivable.............................    2,199      2,322        790
  Inventories...............................................    1,343       (311)    (1,491)
  Income taxes..............................................     (220)      (671)     1,515
  Accounts payable..........................................      (67)      (474)      (871)
  Accrued liabilities.......................................      376       (450)       453
  Other.....................................................     (105)       262         46
                                                              -------    -------    -------
          Net cash provided by operating activities.........    7,331      5,761      7,077
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment..............   (3,537)    (3,237)    (1,420)
  Proceeds from sale of assets..............................    2,630        504        661
  Loan to officers..........................................     (207)      (128)        --
                                                              -------    -------    -------
          Net cash used in investing activities.............   (1,114)    (2,861)      (759)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in book overdraft................................       --         --       (337)
  Payments on long-term borrowings..........................   (2,800)    (1,953)    (2,308)
  Exercise of stock options.................................       --         41         --
  Purchase of treasury stock and redeemable equity..........   (1,153)    (2,212)    (3,632)
                                                              -------    -------    -------
          Net cash used in financing activities.............   (3,953)    (4,124)    (6,277)
                                                              -------    -------    -------
Net increase (decrease) in cash.............................    2,264     (1,224)        41
Cash and cash equivalents at beginning of year..............      757      1,981      1,940
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 3,021    $   757    $ 1,981
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

Principles of Consolidation

     The consolidated financial statements include all the accounts of Outlook Group Corp. and its wholly owned subsidiaries: Outlook Label Systems, Inc. ("Outlook Label"), and Outlook Foods, Inc. ("Outlook Foods"), which is inactive. The Company's former Outlook Packaging, Inc. subsidiary was merged at December 31, 2001 with Outlook Label.

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

Shipping and Handling Fees and Costs

     During the fourth quarter of fiscal year 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No, 00-10 "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling fees and costs, which the Company had previously recorded on a net basis as a component of net sales, are reflected in costs of goods sold, as appropriate.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less at the time of purchase.

Accounts and Notes Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collections issues that have been identified. The Company values accounts and notes receivable net of an allowance for uncollectible accounts.

     The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations

(bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amounts that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.

     As of May 31, 2002 and 2001, 33% of the accounts receivable balance relates to three clients.

     Notes receivable at May 31, 2002 and 2001 were $273,000 and $2,196,000, respectively. The amounts recorded are net of reserves for potential uncollectibility of $477,000. The carrying value of these notes approximates fair value, as they are interest bearing at rates that approximate market rates of interest.

Inventories

     The Company values inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight- line method over the estimated useful lives of the assets as follows:

Buildings and improvements..................................    10-40 years
Machinery and equipment.....................................     5-10 years

     Depreciation expense was $3,206,000, $3,611,000, and $3,701,000 for the years ended May 31, 2002, 2001 and 2000, respectively. Significant additions or improvements extending the useful lives of assets are capitalized. Repairs and maintenance are charged to earnings as incurred. Upon retirement or disposal of assets, the applicable costs and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income.

     The Company continues to apply the criteria established in evaluating and establishing a reserve for long-lived assets determined to be impaired under Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." At May 31, 2002 the Company had recorded an impairment reserve of $400,000 associated with certain machinery and equipment. On June 1, 2002 the Company adopted the provision of FAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired. Going forward the Company will need to review goodwill periodically to determine whether it has become impaired and thus must be written off.

     Applying the criteria established by FAS 121, the Company determined that certain machinery and equipment were impaired and has a reserve of $400,000 and $300,000 as of May 31, 2002 and 2001, respectively, based upon fair market value of the assets.

Intangible Assets

     Intangible assets are included within other assets and include goodwill, which represents costs in excess of net assets of businesses acquired, loan costs and capital lease placement fees. The Company continually reviews goodwill and other intangible assets to assess recoverability based upon estimated future results of operations and cash flows at the aggregate business unit level. At May 31, 2002 and May 31, 2001 the Company had $1,153,000 and $1,271,000 recorded as the value of goodwill, respectively. These values are net of accumulated goodwill amortization of $709,000 and $591,000 respectively.

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

     The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Basic.......................................................  3,395,459   3,816,386   4,308,382
Effect of Dilutive Securities -- Stock Options..............     26,721      51,144      15,452
                                                              ---------   ---------   ---------
Diluted.....................................................  3,422,180   3,867,530   4,323,834
                                                              =========   =========   =========

Reclassifications

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of June 1, 2002 for existing goodwill and intangible assets and for business combinations initiated after June 30, 2001.

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

     In May 2002, the FASB issued FAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical corrections as of April 2002." This statement rescinds FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amends FAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statements amends FAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for the Company in 2003 with early application encouraged.

     On July 29, 2002 the FASB issued FAS No. 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged.

     The Company is currently analyzing the impact these statements will have; however, the impact is not expected to be material to the Company's financial position or results of operations.

NOTE B -- INVENTORIES

     Inventories consist of the following at May 31:

                                                               2002     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Raw materials...............................................  $2,316   $2,078
Work in process.............................................     697    1,881
Finished Goods..............................................   2,398    2,795
                                                              ------   ------
     Total..................................................  $5,411   $6,754
                                                              ======   ======

NOTE C -- LONG-TERM DEBT

     Long-term debt consists of the following at May 31:

                                                                2002      2001
                                                                -----    ------
                                                                (IN THOUSANDS)
Industrial development bond, due in semi-annual principal
  installments of $400,000 from February 1, 2000 through
  August 1, 2004, plus interest at a floating rate
  determined by a remarking agent (3.10% at May 31, 2001)...    $  --    $2,800
Less current maturities.....................................       --       800
                                                                -----    ------
                                                                $  --    $2,000
                                                                =====    ======

     On May 12, 1999, the Company entered into an Amended and Restated Loan and Security Agreement (the "Agreement") with its bank, which provided a revised credit facility. Under the Agreement, the lender provides a $15,000,000 credit facility comprised of a revolving line of credit commitment (the "Revolver") and letters of credit. Borrowings under the Revolver bear interest, at the Company's option, at a bank determined reference rate or an IBOR based rate. At May 31, 2002 the Company had no borrowings or outstanding letters of credit under the Revolver. The Company is subject to an unused line fee of .025% to maintain the credit facility.

     Substantially all of the Company's assets have been pledged as collateral on the debt agreement. The creditor party to the revolving credit arrangement has a priority security interest over the remaining creditors.

The revolving credit agreement is subject to the terms of certain agreements which contain provisions setting forth, among other things, fixed charges restrictions, net worth and debt-to-equity requirements, and restrictions on property and equipment additions, loans, investments, other borrowings, and acquisitions and redemption's of the Company's stock or the issuance of stock except for cash. Additionally, the Company may not pay cash dividends without the prior consent of certain of its lenders.

NOTE D -- EMPLOYEE BENEFIT PLANS

     The Company offers a 401(k) savings plan for all employees that meet certain eligibility requirements. Employee contributions to the plan are made through payroll deductions. In addition, the Company matches 40-50% of the first 6% of each employee's contribution. Employer matching contributions under the 401(k) plan for the years ended May 31, 2002, 2001, and 2000 were $273,000, $270,000, and $217,000, respectively.

     The Company is not obligated to provide any post-retirement medical or life insurance benefits or any post-employment benefits to its employees.

NOTE E -- INCOME TAXES

     The provision for income taxes consist of the following:

                                                                2002      2001      2000
                                                                -----    ------    ------
                                                                     (IN THOUSANDS)
Current:
  Federal...................................................    $ 826    $1,047    $1,845
  State.....................................................      133       227       261
                                                                -----    ------    ------
                                                                  959     1,274     2,106
                                                                -----    ------    ------
Deferred:
  Federal...................................................     (484)     (259)     (619)
  State.....................................................     (134)      (73)      (36)
                                                                -----    ------    ------
                                                                 (618)     (332)     (655)
                                                                =====    ======    ======
                                                                $ 341    $  942    $1,451
                                                                =====    ======    ======

     The reconciliation of income tax computed at the statutory federal income tax rate to the Company's effective income tax rate, expressed as a percentage of pre-tax earnings is as follows:

                                                                2002       2001      2000
                                                                ----       ----      ----
Statutory federal income tax rate...........................    34.0%      34.0%     34.0%
State income taxes, net.....................................     1.0%       5.4%      4.2%
Other.......................................................    (2.0)%      2.7%      3.6%
                                                                ----       ----      ----
                                                                33.0%      42.1%     41.8%
                                                                ====       ====      ====

     The components of the net deferred income tax liability as of May 31, 2002 and 2001 were as follows:

                                                                 2002      2001
                                                                ------    ------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Employee benefits.........................................    $  254    $  216
  Inventory.................................................        71        98
  Accounts receivable.......................................       340       214
  Tax carryforwards.........................................       390       372
  Other.....................................................        10        --
                                                                ------    ------
                                                                 1,065       900
                                                                ------    ------
Deferred tax liabilities:
  Property, plant and equipment.............................     3,427     3,776
  Barrier installment sale..................................        --       111
  Other.....................................................        --         4
                                                                ------    ------
                                                                 3,427     3,891
                                                                ------    ------
Net deferred income tax liability...........................    $2,362    $2,991
                                                                ======    ======

     The Company has certain loss and tax credit carryforwards for state income tax purposes that approximate $6,972,000. Those state carryforwards expire in varying amounts through 2019.

NOTE F -- STOCK OPTIONS

     In 1990, the shareholders approved the 1990 Stock Option Plan (the "1990 Plan") that provided for the granting of options as an incentive to officers and certain key salaried employees. The 1990 Plan provided for the issuance of up to 200,000 shares of common stock at an exercise price not less than the market price of the common stock on the date of the grant. Options granted prior to 1996 became exercisable six months after the date of grant. Options granted during 1996 and 1997 became exercisable one year after the date of grant. Options granted during 1999 became exercisable six months after grant. In addition, during fiscal 1997, the Company granted its non-employee directors stock options for a total of 18,000 shares apart from the 1990 Plan; these options have subsequently expired. As of May 31, 2002 there were 116,000 options outstanding under the 1990 Plan. No additional options can be awarded under the 1990 Plan.

     In 1999, the shareholders approved the 1999 Stock Option Plan ("the 1999 Plan") that also provides for the granting of stock as an incentive to officers, directors and certain key salaried employees. The 1999 Plan provides for the issuance of options on up to 200,000 shares of common stock at an exercise price that may not be less than the market price of the common stock on the date of the grant. Options granted under the 1999 plan become exercisable over a three-year vesting period from the date of the grant. As of May 31, 2002 there were 146,000 options outstanding under the 1999 Plan.

     Transactions under the option plans and the directors options during the years ended May 31, 2002, 2001, and 2000 are summarized as follows:

                                                 2002                   2001                   2000
                                          -------------------    -------------------    -------------------
                                                     WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                          -------    --------    -------    --------    -------    --------
Options outstanding, beginning of
  year................................    250,500     $4.66      280,750     $4.62      161,000     $4.46
Granted...............................     46,000      4.29        5,000      5.69      151,750      4.86
Exercised.............................         --        --      (10,250)     4.10      (10,000)     5.50
Expired...............................    (34,500)     4.90      (25,000)     4.57      (22,000)     4.72
                                          -------     -----      -------     -----      -------     -----
Options outstanding, end of year......    262,000     $4.57      250,500     $4.66      280,750     $4.62
                                          =======     =====      =======     =====      =======     =====

     The outstanding stock options at May 31, 2002 have a range of exercise prices between $3.94 and $5.81 per share, a weighted average contractual life of approximately 5 years, and a maximum term of 10 years from the date of grant. At May 31, 2002, 262,000 options are exercisable at a weighted average exercise price of $4.57. The weighted average fair value at date of grant for options granted during 2002 and 2001 was $1.40 and $1.48, respectively. The fair value of options, at date of grant, for options granted in 2002 and 2001 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                   2002          2001
                                                                ----------       ----
Expected life (years).......................................             2          2
Risk-free interest rate.....................................    3.05%-3.37%      4.79%
Expected volatility.........................................          47.9%      41.1%
Expected dividend yield.....................................            --         --

     The Company applies Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the statement of operations. Had compensation cost been determined under an alternative method suggested by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect on the 2002, 2001 and 2000 net earnings would have been $(43,000), $(4,300) and $(135,000), respectively. The pro forma effect on the 2002, 2001, and 2000 earnings per share for both basic and diluted would have been $(.01), $(.00), $(.03), respectively.

NOTE G -- COMMITMENTS AND CONTINGENCIES

     The Company has a number of operating lease agreements primarily involving manufacturing equipment and warehouse space. These leases are non-cancelable and expire on various dates as shown below.

     The following is a schedule, by fiscal year, of the rental payments due under non-cancelable operating leases, as of May 31, 2002:

                                                                (IN THOUSANDS)
2003........................................................       $ 2,252
2004........................................................         2,200
2005........................................................         2,200
2006........................................................         1,017
2007........................................................           878
Thereafter..................................................         1,916
                                                                   -------
Total.......................................................       $10,463
                                                                   =======

     Rent expense for the years ended May 31, 2002, 2001 and 2000 was $2,587,000, $2,196,000 and $2,308,000 respectively.

     During fiscal 2002, the Company incurred non-recurring facility relocation and legal settlement expenses of $835,000. These charges relate to certain non-recurring charges generated in the first six months for the relocation of the Company's former Oak Creek facility to its Neenah facility and the settlement of a lawsuit related to the Company's Oak Creek production facility. The Company has previously reported litigation against it by Health Jet, Inc. d/b/a Chung's Gourmet Foods ("Chung's"), seeking damages of $4.9 million. In August 2001, the Company and Chung's entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation. Although neither party admitted any liability in the settlement agreement, the Company paid Chung's $500,000 pursuant to the agreement. The Company recognized the $500,000 legal settlement expense in the first quarter of fiscal 2002 along with approximately $55,000 of associated legal expense. The Company continued to proceed on an action against a third party seeking indemnification in connection with the Chung's action. In March 2002, the Company and the third party entered into a settlement agreement, and the Company negotiated a settlement with its insurance carrier. The settlements totaled $500,000 and were recognized during the third quarter of fiscal 2002. The Company has received $470,000, and will be paid the balance from the third party from April 2002 to March 2004. The Company subsequently recovered $120,000 of the legal fees related to this lawsuit from its insurer.

This additional net recovery of $65,000 is included in facility relocation and legal settlement costs on the consolidated statement of operations. Of the remaining $900,000 of facility relocation and administrative expenses, approximately $300,000 relates to the facility relocation along with severance costs, and approximately $600,000 associated with equipment renovations and start-up costs. These costs included "stay" bonuses to certain Oak Creek employees to incent them to remain through the move. In addition, the costs included moving and reconfiguring certain items of machinery, its subsequent installation in Neenah and certain infrastructure changes in Neenah to accommodate the move.

     As previously reported, the Company and Barrier-NY and their affiliates settled their litigation in December 2000. As part of the settlement, the Company agreed to purchase up to 450,000 shares of Outlook Group common stock owned by Mr. Shemesh, president of Barrier, for $7.00 per share. In addition, the Company provided certain credits of up to $0.275 per share sold against notes receivable due from Barrier. The 450,000 shares were recorded as redeemable equity based upon the market value of the common stock at the date of the settlement. At May 31, 2001, the Company had purchased, as scheduled, 350,000 shares. In July 2001, the Company purchased the remaining 100,000 shares, and Mr. Shemesh paid the Company in full, net of credits of approximately $320,000, the outstanding notes receivable of approximately $1.3 million. At the time the litigation commenced and was settled, Mr. Shemesh was a greater-than 5% shareholder of the Company.

NOTE H -- OPERATING SEGMENTS AND MAJOR CLIENTS

     In April of 2001, the Company announced its plans to merge the operations of its Outlook Packaging, Inc, Oak Creek facility with its Outlook Label facility in Neenah. That merger was completed during the second quarter of fiscal 2002. In connection with the merging of the facilities, the Company has changed its reporting to two reportable segments. These two segments, Outlook Graphics and Outlook Web, are strategic operations that offer different products and services. Outlook Graphics produces custom printed products on a wide range of media including newsprint, coated paper and heavy board, including paperboard packaging. Outlook Graphics also provides finishing services, contract packaging, direct marketing and collateral information management and distribution services. Outlook Web manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards cartons sweepstakes and specialty game pieces, flexographic printing, slitting and laminating of flexible packaging films.

     The accounting policies of the reportable segments are the same as those described in Note A, Summary of Significant Accounting Policies. The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units.

     Summarized financial information for the years ended May 31, 2002, 2001 and 2000 are as follows:

                                                         GRAPHICS     WEB     ALL OTHER    TOTAL
                                                         --------   -------   ---------   -------
2002
Net sales..............................................  $36,302    $31,414     $(509)    $67,207
Depreciation and amortization..........................    1,668      1,628        29       3,325
Interest income........................................       62         --        78         140
Interest expense.......................................       --         56         5          61
Income tax expense.....................................      329         12        --         341
Relocation and legal settlement expenses...............       --        835        --         835
Net earnings (loss)....................................      688        (25)       --         663
Capital expenditures...................................    1,293      2,244        --       3,537
Total assets...........................................  $22,339    $16,934     $  --     $39,273
2001
Net sales..............................................  $38,019    $33,456     $(815)    $70,660
Depreciation and amortization..........................    1,860      1,845        28       3,733
Interest income........................................       33          2       179         214
Interest expense.......................................       --        220       152         372
Income tax expense.....................................      601        341        --         942
Net earnings...........................................      897        399        --       1,296
Capital expenditures...................................      559      2,678        --       3,237
Total assets...........................................  $25,043    $18,035     $  --     $43,078
2000
Net sales..............................................  $37,820    $35,504     $(580)    $72,744
Depreciation and amortization..........................    1,963      1,827        30       3,820
Interest income........................................        5          7       417         429
Interest expense.......................................       --        285       315         600
Income tax expense.....................................      515        732       204       1,451
Net earnings...........................................      941      1,077        --       2,018
Capital expenditures...................................      477        943        --       1,420
Total assets...........................................  $27,333    $20,533     $  --     $47,866

     During fiscal 2002, no clients accounted for more than 10% of the Company's net sales. During fiscal 2001, one client, Kimberly Clark (KC), accounted for 10.1% of the Company's net sales. KC represented less than 10% of the Company's net sales during fiscal 2000 and 2002. Sales to AOL were less than 10% in fiscal 2002 and fiscal 2001, after having been 12% during fiscal 2000.

NOTE I -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the year:

                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                 (IN THOUSANDS)
Interest....................................................  $158   $  401   $621
Income taxes................................................  $739   $1,945   $591

NOTE J -- NOTES RECEIVABLE

     The Company maintains a single note receivable for approximately $652,000 as of May 31, 2002. The note is overdue and the Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. Although the Company has previously established a reserve of $477,000, and currently believes the remaining balance is collectible, the Company may be required to write-off the remaining balance of the note if collection efforts are ineffective and payments are not received.

NOTE K -- RELATED PARTY TRANSACTIONS

     As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. Through May 31, 2002, the Company had loans totaling $435,000. The loans bear an interest rate of 4.9% and are for a five year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

     Additionally, in fiscal year 2001, the Company provided some officers and other key employees with advances on expected bonus amounts, subject to year-end reconciliation. Because of the rapid deterioration of general economic conditions in the second half of fiscal 2001, final bonus amounts were substantially lower than had been expected. In some cases, amounts advanced against fiscal 2001 bonuses were higher than actual bonus amounts. These amounts were carried forward, and amounts have, in part, been paid by offsetting bonus payments earned during fiscal year 2002. At May 31, 2002, $39,236 had been paid by offsetting bonus payments; the $60,000 balance has been converted into notes payable by the officer. If the performance criteria are not met, the remaining notes are payable to the Company in December 2002. As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

NOTE L -- SUBSEQUENT EVENT

     During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.4 million in cash plus assumed liabilities. The Paragon Direct business was combined into the Company's Graphics division. Paragon Direct provides computer-.based information management services for clients in the direct marketing industry. Through a combination of direct marketing experience and computer technology, Paragon Direct helps companies maximize their marketing programs through more accurate targeting and project execution. This acquisition opportunity was financed from operating cash flows.

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
  Outlook Group Corp. and Subsidiaries
  Neenah, Wisconsin

     Our audits of the consolidated financial statements referred to in our report dated June 27, 2002 (which report and consolidated financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
June 27, 2002

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                ADDITIONS
                                                     BALANCE    CHARGED TO
                                                    BEGINNING   COSTS AND                   BALANCE
               ACCOUNTS RECEIVABLE                   OF YEAR     EXPENSES    DEDUCTIONS   END OF YEAR
               -------------------                  ---------   ----------   ----------   -----------
YEAR ENDED MAY 31, 2002
Allowance for doubtful accounts...................    $586         $485         $612         $459
YEAR ENDED MAY 31, 2001
Allowance for doubtful accounts...................     774          410          598          586
YEAR ENDED MAY 31, 2000
Allowance for doubtful accounts...................     771          710          707          774

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                ADDITIONS
                                                     BALANCE    CHARGED TO
                                                    BEGINNING   COSTS AND                   BALANCE
                 NOTES RECEIVABLE                    OF YEAR     EXPENSES    DEDUCTIONS   END OF YEAR
                 ----------------                   ---------   ----------   ----------   -----------
YEAR ENDED MAY 31, 2002
Allowance for doubtful accounts...................    $477         $ --         $ --         $477
YEAR ENDED MAY 31, 2001
Allowance for doubtful accounts...................     777           --          300          477
YEAR ENDED MAY 31, 2000
Allowance for doubtful accounts...................     477          300           --          777

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OUTLOOK GROUP CORP.

AUGUST 28, 2002
                                          BY /s/ RICHARD C. FISCHER
                                            ------------------------------------
                                            RICHARD C. FISCHER, CHAIRMAN

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF AUGUST 28, 2002.

             SIGNATURE AND TITLE                            SIGNATURE AND TITLE
             -------------------                            -------------------

           /s/ RICHARD C. FISCHER                          /s/ JEFFRY H. COLLIER
---------------------------------------------  ---------------------------------------------
     Richard C. Fischer, Chairman, Chief                Jeffry H. Collier, Director
       Executive Officer and Director
        (principal executive officer)

             /s/ PAUL M. DREWEK                             /s/ JAMES L. DILLON
---------------------------------------------  ---------------------------------------------
               Paul M. Drewek                            James L. Dillon, Director
           Chief Financial Officer
(principal financial and accounting officer)

            /s/ JOSEPH J. BAKSHA                            /s/ KRISTI A. MATUS
---------------------------------------------  ---------------------------------------------
    Joseph J. Baksha, President and Chief                Kristi A. Matus, Director
         Operating Officer; Director

            /s/ HAROLD J. BERGMAN                             /s/ PAT RICHTER
---------------------------------------------  ---------------------------------------------
         Harold J. Bergman, Director                       Pat Richter, Director

            /s/ JANE M. BOULWARE                          /s/ A. JOHN WILEY, JR.
---------------------------------------------  ---------------------------------------------
         Jane M. Boulware, Director                    A. John Wiley, Jr., Director

                              OUTLOOK GROUP CORP.
                                (THE "COMPANY")

                                 EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 2002

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------                -------                      -------------------         --------------
 3(i)     Restated Articles of               Exhibit 3(i) to the Company's
          Incorporation of the Company as    Annual Report on Form 10-K for
          amended through November 1, 1994   the fiscal year ended May 31,
                                             1995 ("1995 10-K")
 3(ii)    Restated Bylaws of the Company     Exhibit 3(ii) to the Company's
          (as adopted on August 19, 1998)    Annual Report on Form 10-K for
                                             the fiscal year ended May 31,
                                             1998 ("1998 10-K")
 4.1      Articles III, IV and VI of the     Contained in Exhibit 3.1 hereto
          Restated Articles of
          Incorporation of the Company
 4.2      Amended and Restated Loan and      Exhibit 4.3(b) to the Company's
          Security Agreement dated May 12,   Annual Report on Form 10-K for
          1999 among the Company and its     the fiscal year ended May 31,
          subsidiaries and Bank of America   1999 ("1999 10-K")
          National Trust and Savings
          Association*
10.1(a)   1990 Stock Option Plan**           Exhibit 10.1 to the Company's
          (superceded)                       Registration Statement on Form
                                             S-1 (No. 33-36641), as amended by
                                             Amendment No. 1 thereto ("S-1")
10.1(b)   1999 Stock Option Plan**           Appendix A to Proxy Statement for
                                             1999 Annual Meeting of
                                             Shareholders
10.2(a)   Employment Agreement effective as  Exhibit 10.2 to the Company's
          of June 1, 1999, and approved      Report on Form 10-Q for the
          August 18, 1999, between the       quarter ended August 28, 1999
          Company and Joseph J. Baksha**
10.2(b)   Extension thereof dated June 1,    Exhibit 10.2 (b) to the Company's
          2001**                             Report on Form 10-K for the
                                             fiscal year ended May 31, 2001
                                             (the "2001 10-K")
10.3      Change in Control Agreement        Exhibit 10.3 to the 2001 10-K
          between the Company and Richard
          C. Fischer dated as of June 1,
          2001**
10.4      Change in control and severance    The description thereof in the
          arrangements between the Company,  Proxy Statement for the Company's
          Jeffrey Collier and Paul Drewek**  2000 Annual Meeting of
                                             Shareholders
10.5      Master Lease Agreement dated       Exhibit 10.6 to 1997 10-K
          March 13, 1997 between the
          Company and General Electric
          Corporation*

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------                -------                      -------------------         --------------
10.6      Letter of Credit Agreements No.    Exhibit 10.7 to 1997 10-K
          One and No. Two dated March 13,
          1997 between Outlook Group Corp.
          and General Electric Corporation
10.7      Settlement agreement date as of    Exhibit 10.1 to the Company's
          December 29, 2001 among the        report on Form 10-Q for the
          Company, Outlook Packaging, Inc.,  quarter ended December 2, 2001
          Barrier Films Corporation,
          Barrier Films Ltd.-New York and
          Ronnie Shemensh
10.8(a)   Term Note dated July 22, 1998 of   Exhibit 10.3(b) to 1998 10-K
          Mr. Baksha to the Company, as
          contemplated by the Employment
          Agreement**
10.8(b)   Amendment 1 thereto                                                         X
10.8(c)   Term Note dated as of December                                              X
          20, 2001 of Mr. Baksha to the
          Company**
10.9      Form on Notes dated April 16,      Exhibit 10.10 to the 2001 10-K
          2001, between the Company and
          Messrs. Baksha, Collier and
          Drewek
10.10     Asset Purchase Agreement dated as  Exhibit 2.1 to the Company's
          of June 1, 2002 between the        Current Report on Form 8-K dated
          Company and Paragon Direct, Inc.*  as of June 1, 2001
21.1      List of subsidiaries of the                                                 X
          Company
23.1      Consent of PricewaterhouseCoopers                                           X
          LLP
24.1      Powers of Attorney                                                    Signature Page
                                                                                to this Report
99.1      Certification pursuant to Section                                           X
          906 of the Sarbanes-Oxley Act of
          2002 signed by the Company's
          Chief Executive Officer
99.2      Certification pursuant to Section                                           X
          906 of the Sarbanes-Oxley Act of
          2002 signed by the Company's
          Chief Financial Officer

-------------------------
* Excluding exhibits and/or schedules which are identified in the document. The Company agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request.

** Designates compensatory plans and agreements for executive officers.