Form 10-Q
period 2002-08-31
OUTLOOK GROUP CORP
filed 2002-10-10
CIK 867490

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________
                        Commission file number 000-18815

                               OUTLOOK GROUP CORP.
             (Exact name of registrant as specified in its charter)

              Wisconsin                                 39-1278569
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                               1180 American Drive
                             Neenah, Wisconsin 54956
          (Address of principal executive offices, including zip code)

                                 (920) 722-2333
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                               -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,353,319 share of common stock $.01 par value, were outstanding at September 30, 2002.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.  FINANCIAL INFORMATION:

Item 1.           Financial Statements                                                       3

                           Condensed Consolidated Balance Sheets
                              As of August 31, 2002 and May 31, 2002                         4

                           Condensed Consolidated Statements of Operations
                              For the three months ended August 31, 2002 and
                              September 1, 2001                                              5

                           Condensed Consolidated Statements of Cash Flows
                              For the three months ended August 31, 2002 and
                              September 1, 2001                                              6

                           Notes to Condensed Consolidated Financial
                              Statements                                                     7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               11

Item 3.           Quantitative and Qualitative Disclosure About Market
                           Risk                                                              17

Item 4.           Controls and Procedures                                                    18

PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                                           18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

         The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Form 10-K. The May 31, 2002 Condensed Consolidated Balance Sheet Data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           August 31,            May 31,
                              ASSETS                                         2002                 2002
--------------------------------------------------------------          ---------------      ---------------
Current Assets

Cash and cash equivalents                                               $           393      $         3,021
Accounts receivable, less allowance for
   doubtful accounts of $504 and $459, respectively                               8,948                7,575
Notes receivable-current portion                                                     72                   85
Inventories                                                                       6,781                5,411
Deferred income taxes                                                               847                  847
Other                                                                               345                  500
                                                                        ---------------      ---------------
Total current assets                                                             17,386               17,439

Notes receivable long-term, less allowance for
   doubtful accounts of $652                                                         10                  187
Property, plant, and equipment
   Land                                                                             583                  583
   Building and improvements                                                     10,088               10,088
   Machinery and equipment                                                       37,371               37,642
                                                                        ---------------      ---------------
                                                                                 48,042               48,313
   Less:  accumulated depreciation                                             (28,299)             (28,340)
                                                                        ---------------      ---------------
                                                                                 19,743               19,973
Other assets                                                                      2,099                1,274
                                                                        ---------------      ---------------
Total assets                                                            $        39,238      $        38,873
                                                                        ===============      ===============
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                        $         1,892      $         1,977
Accrued liabilities:
   Salaries and wages                                                             1,439                1,925
   Other                                                                            655                  397
                                                                        ---------------      ---------------
Total current liabilities                                                         3,986                4,299
Deferred income taxes                                                             3,209                3,209

Shareholders' Equity
Cumulative preferred stock                                                            -                    -
Common stock (5,142,382 and 5,137,382 shares issued,
respectively)                                                                        51                   51
Additional paid-in capital                                                       18,848               18,828
Retained earnings                                                                25,318               24,660
Treasury stock (1,789,063 shares at both dates)                                (11,739)             (11,739)
Officers' loans                                                                   (435)                (435)
                                                                        ---------------      ---------------
Total shareholders' equity                                                       32,043               31,365
                                                                        ---------------      ---------------
Total liabilities and shareholders' equity                              $        39,238      $        38,873
                                                                        ===============      ===============


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    Three-Month Period Ended
                                                                           August 31, 2002         September 1, 2001
                                                                           ---------------         -----------------
        Net sales                                                           $       16,998            $       17,623

        Cost of goods sold                                                          13,316                    14,545
                                                                            --------------            --------------

           Gross profit                                                              3,682                     3,078

        Selling, general, and administrative expenses                                2,537                     2,698
        Facility relocation and legal settlement expenses                                -                     1,256
                                                                            --------------            --------------

           Operating profit (loss)                                                   1,145                     (876)

        Other income (expense):
           Interest expense                                                              -                      (36)
           Interest and other income                                                  (86)                       130
                                                                            --------------            --------------

             Earnings (loss) from operations before income taxes                     1,059                     (782)

           Income tax expense (benefit)                                                401                     (298)
                                                                            --------------            --------------

               Net earnings (loss)                                          $          658            $        (484)
                                                                            ==============            ==============

        Net earnings (loss) per common share-Basic                          $         0.20            $       (0.14)
        Net earnings (loss) per common share-Diluted                        $         0.20            $       (0.14)

        Weighted average number of shares outstanding-Basic                      3,348,541                 3,499,959
                                                                            ==============            ==============
        Weighted average number of shares outstanding-Diluted                    3,370,910                 3,529,844
                                                                            ==============            ==============

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Three-Month Period Ended
                                                                               August 31, 2002     September 1, 2001
                                                                               ----------------    -----------------
        CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings (loss)                                                      $          658       $        (485)

           Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

           Depreciation and amortization                                                    776                  881
           Provision for doubtful accounts                                                    5                  150
           Loss (gain) on sale of assets                                                     98                 (24)

        Change in assets and liabilities:
           Accounts and notes receivable                                                  (808)              (1,419)
           Inventories                                                                  (1,348)                  468
           Other                                                                             38                (230)
           Accounts payable                                                               (211)                  729
           Accrued liabilities                                                            (307)                 (31)
           Income taxes refundable                                                            -                (286)
                                                                                 --------------       --------------

        Net cash used in operating activities                                           (1,099)                (247)

        CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of business-net of cash acquired                                       (1,247)                    -
        Proceeds from sale of assets                                                        491                2,438
        Acquisition of property, plant, and equipment                                     (793)                (905)
                                                                                 --------------       --------------

        Net cash (used in) provided by investing activities                             (1,549)                1,533

        CASH FLOWS FROM FINANCING ACTIVITIES:

        Payments on long-term borrowings                                                      -                (400)
        Exercise of stock options                                                            20                    -
        Purchase of treasury stock and redeemable equity                                      -                (699)
                                                                                 --------------       --------------

        Net cash provided by (used in) financing activities                                  20              (1,099)

        Net (decrease) increase in cash                                                 (2,628)                  187
        Cash and cash equivalents at beginning of period                                  3,021                  757
                                                                                 --------------       --------------
        Cash and cash equivalents at end of period                               $          393       $          944
                                                                                 ==============       ==============


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 August 31, 2002

1. Net Earnings (Loss) Per Common Share:

   Basic earnings (loss) per share are computed by dividing net earnings
   (loss) by the weighted average shares outstanding during each period. Diluted earnings (loss) per share is computed similar to basic earnings
   (loss) per share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period.

                                                                                    Three-Month Period Ended
                                                                              August 31, 2002       September 1, 2001
                                                                              ---------------       -----------------
               Weighted average shares outstanding-Basic                            3,348,541              3,499,959
               Effect of dilutive securities - Stock options                           22,369                 29,885
                                                                                -------------          -------------

               Weighted average shares outstanding - Diluted                        3,370,910              3,529,844
                                                                                =============          =============

2. Inventories:

         Inventories consist of the following (in thousands):

                                      August 31, 2002        May 31, 2002
                                      ---------------      ---------------
Raw materials                         $         3,376      $         2,316
Work in process                                 1,121                  697
Finished goods                                  2,284                2,398
                                      ---------------      ---------------

                                      $         6,781      $         5,411
                                      ===============      ===============

3. Income Taxes:

   The effective income tax rate used to calculate the income tax expense for the quarters ended August 31, 2002 and September 1, 2001 is based on the anticipated income tax rate for the entire fiscal year.

4. Reclassifications:

   Certain reclassifications have been made to the financial statements of the prior period to conform to the August 31, 2002 presentation.

5. Accounting Periods:

   The Company has adopted 13-week quarters; however, fiscal year-end remains May 31.

6. Outlook Packaging:

   The Company has merged the operations of its Outlook Packaging, Inc. Oak Creek, Wisconsin facility with its Outlook Label Systems, Inc. facility of Neenah, Wisconsin. That merger was completed during the second quarter of fiscal 2002. In June 2001, the Company sold its Outlook Packaging facility and certain equipment for approximately $2.4 million. During the first quarter of fiscal 2002, the Company incurred approximately $700,000 of costs related to the merger including approximately $300,000 of costs associated with the facility relocation and related severance costs, and approximately $400,000 associated with equipment renovations and start-up costs. The Company is not anticipating any further costs related to the merger during fiscal 2003 and beyond.

7. Segment Reporting:

   The Company has two reportable segments, Graphics and Web. Each are strategic operations that offer different products and services. The Graphics operation produces custom printed products on a wide range of media including newsprint, coated paper, and heavy board, including paperboard packaging. It also provides finishing services, promotional contract packaging, direct mailing and distribution services. The Web operation manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, continuous forms, cartons, sweepstakes and specialty game pieces, and printed film for meat, coffee, snack food and non-food industries. The Web operation has flexographic, rotary letterpress, laminating and slitting capabilities.

   The Company evaluates the performance of its reportable segments based on the net income of the respective operations. Summarized financial information for the three-month periods ending August 31, 2002 and September 1, 2001 are as follows:



   INCOME STATEMENT DATA:

                              Three-Month Period Ended                                 Three-Month Period Ended
                                  August 31, 2002                                         September 1, 2001

                                            Net Earnings                                             Net Earnings
                            Net Sales          (Loss)                                Net Sales          (Loss)
                          ------------      ------------                           ------------      ------------
   Graphics               $      9,335      $        250      Graphics             $     10,069      $        325
   Web                           7,927               408      Web                         7,716             (809)
   All Other                     (264)                 -      All Other                   (162)                 -
                          ------------      ------------                           ------------      ------------
      Total               $     16,998      $        658                           $     17,623      $      (484)
                          ============      ============                           ============      ============

   BALANCE SHEET DATA:

                            August 31,          May 31,
   Total Assets               2002               2002
                           -----------       -----------
   Graphics                $    21,725       $    22,091
   Web                          17,513            16,782
                           -----------       -----------
      Total                $    39,238       $    38,873
                           ===========       ===========

8. Recently Issued Accounting Standards:


   In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company in fiscal year 2004. This rule is not expected to have a material effect on the Company's financial statements.

   In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement is effective for the Company in fiscal year 2003. The Company adopted this rule on June 1, 2002, which did not have an impact on its consolidated financial statements.

   In May 2002, the FASB issued FAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical corrections as of April 2002." This statement rescinds FAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and amends FAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FAS No. 13, "Accounting for Leases," to eliminate an inconsistency between he required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for the Company in 2003. This rule is not expected to have a material effect on the Company's financial statements.

   On July 29, 2002 the FAS issued FAS No. 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issues No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged.

9. Related Party Transactions

   As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. Through August 31, 2002, the Company had loans totaling $435,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

   Additionally, in fiscal 2001, the Company provided some officers and other key employees with advances on expected bonus amounts, subject to year-end reconciliation. Because of the rapid deterioration of general economic conditions in the second half of fiscal 2001, final bonus amounts were substantially lower than had been expected. In some cases, amounts advanced against fiscal 2001 bonuses were higher than actual bonus amounts. These amounts were carried forward, and amounts have in part, been paid by, offsetting bonus payments earned during fiscal year 2002. At August 31, 2002, $39,236 had been paid by offsetting bonus payments; the $60,000 balance has been converted into a note payable by the officer. If the performance criteria are not met, the remaining notes are payable to the Company in December 2002. As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

10. Acquisitions

    During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.4 million in cash plus assumed liabilities. Included in the assets purchased were $300,000 in property, plant and equipment, $500,000 in cash and receivables and $200,000 in assumed liabilities. The preliminary estimate of the excess of cost over the fair value of the tangible net assets acquired is $700,000. Of this excess cost $500,000 was allocated to finite lived intangible assets with lives ranging from 4 to 10 years. The resulting amortization expense recorded in the first quarter of fiscal 2003 was $20,000. The remaining $200,000 was allocated to goodwill. The Company is currently in the process of completing its valuations of the intangible assets. The final determination of intangible asset valuations and estimated useful lives is expected to be completed by the end of the second quarter of fiscal 2003.

11. Goodwill and other intangibles

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the pooling of interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. Any remaining intangible assets will be amortized over their estimated useful lives.

    The Company adopted the new rules on accounting for goodwill and other intangible assets on June 1, 2002. Application of the non-amortization provisions of FAS No. 142 resulted in an increase in net income of approximately $19,000, or $0.01 per diluted share, for the three months ended August 31, 2002. Under the transitional provisions of FAS No. 142, the Company is in the process of performing impairment tests on the net goodwill and other intangible assets associated with each of the Company's reporting units, using a valuation date of June 1, 2002. We are unable at this time to estimate the financial statement effect as a result of the required impairment analysis. In the event that an impairment loss is recognized, it will be recorded as a cumulative effect of change in accounting principle on the consolidated statements of earnings in accordance with the transitional provisions of FAS No. 142.

    The following set forth a reconciliation of net income and earnings per share information for the three month period ended August 31, 2002 and September 1, 2001, respectively adjusted for the non- amortization provisions of FAS No. 142.

                                                                          Three months           Three months
                                                                              ended                 ended
                                                                         August 31, 2002       September 1, 2001
                                                                         ---------------       -----------------
          Reported net earnings (loss)                                    $          658        $          (484)

          Add:  Goodwill amortization (net of income taxes
                of $11)                                                                -                      19
                                                                         ---------------       -----------------
          Adjusted net earnings (loss)                                    $          658        $          (465)
                                                                         ===============       =================
          Reported basic earnings (loss) per share                        $          .20        $          (.14)
          Add:  Goodwill amortization (net of income taxes
                of $11)                                                                -                     .01
                                                                         ---------------       -----------------
          Adjusted basic earnings per share                               $          .20        $          (.13)
                                                                         ===============       =================
          Reported diluted earnings (loss) per share                      $          .20        $          (.14)
          Add:  Goodwill amortization (net of income taxes
                of $11)                                                                -                     .01
                                                                         ---------------       -----------------
          Adjusted diluted earnings (loss) per share                      $          .20        $          (.13)
                                                                         ===============       =================

12. Subsequent Events

    The Company declared a cash dividend of $0.05 per common share outstanding. The dividend is payable on October 16, 2002 to shareholders of record on October 9, 2002. Based on the current number of shares outstanding, the payment will be approximately $168,000.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first quarters of fiscal 2003 and 2002, and its financial condition at August 31, 2002. Statements that are not historical facts, particularly those referring to expectations as to possible strategic alternatives, future business and / or operations, in the future tense, or using terms such as "believe," "anticipate," "expect," or "intend" involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors that are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Disclosures Concerning Liquidity and Capital Resources Including `Off-Balance Sheet' Arrangements."

RESULTS OF OPERATIONS

The Company's net sales for the first quarter of fiscal 2003 were $17.0 million, down 3.5% or $600,000 from fiscal 2002 first quarter net sales of $17.6 million. The Graphics business segment had net sales for the first quarter of fiscal 2003 of $9.3 million, down 7.3% from the prior year quarter, while the Web business segment had net sales for the first quarter of fiscal 2003 of $7.9 million, an increase of 2.7% from the prior year quarter. The Company continues to be impacted by the general economic slowdown experienced over the past eighteen months. Although the Company has begun to experience slight market improvements over the past nine months, both of the Company's business segments have been negatively impacted by the weakened economy. The continued threat of further terrorist attacks, anthrax mailings, the ensuing loss of general investor confidence and a volatile stock market have further affected the markets in which the Company operates. The Company expects that it will continue to be affected by the national economy, but is not in a position to determine how extensive the effects of the economic slowdown will be, whether or not it will be negatively impacted, or for how long it may be impacted by the slowdown. During the first quarter of fiscal 2003, the Company's remaining fulfillment client ceased using the Company's services. Although the Company will attempt to find other fulfillment clients, this termination eliminates a client that represented $1.0 million in fiscal 2002 sales, and $300,000 in fiscal 2003 sales.

The Company's gross profit margin for the first quarter of fiscal 2003 increased to 21.7%, up from 17.5% in the prior year. This represents an additional $600,000 in gross margin dollars. Gross profit margins were impacted by management's decision to forego some lower margin projects. In addition, gross profit margins were directly impacted by gains achieved through the Company's decision to reduce operating costs and the merger of the Outlook Label and Outlook Packaging subsidiaries. The Company also benefited from its decision to realign staffing levels to be consistent with its current and anticipated level of business activity and to eliminate staffing for marginal projects. The Company currently believes that it has sufficient personnel to carry on its current and anticipated business needs, but will occasionally contract for and / or hire temporary employees to increase the number of personnel in certain operations, as project commitments require. The Company continues its efforts related to continuous process improvement and is committed to providing defect-free products and services, all of which have contributed to the overall reduction of costs.

Selling, general and administrative expenses were 14.9% of net sales for the first quarter of fiscal 2003, or $2.5 million. During fiscal 2002, the Company had selling, general and administrative costs of $4.0 million; however, $1.3 million of these costs were for special charges related to the facility relocation and legal settlement costs. Excluding the special charges in fiscal 2002, selling, general and administrative costs were 15.3% of net sales or $2.7 million. In addition, the addition to reserves was $145,000 less in this quarter than in the first quarter of fiscal 2002. Upon further analysis of the allowance for doubtful accounts since the time of the Company's press release for the first quarter of fiscal 2003, only a minimal increase to the allowance was necessary in order to be consistent with Company policy. In addition, approximately $86,000 of the equipment impairment reserve was used to offset a loss on the trade-in of assets made in the first quarter of fiscal 2003 in connection with a refinancing of equipment lease terms. The Company continues to focus on reducing its operating expenses; in particular, those that do not contribute to increased sales or increased profit margins. The Company is deploying additional resources into marketing strategies in an attempt to increase the Company's sales and marketing concentrations.

The Company's operating profit for the first quarter of fiscal 2003 was $1.1 million or 6.7% of net sales. The Company had an operating loss during the first quarter of fiscal 2002 of $900,000, which included $1.3 million of special charges. Excluding the special charges in fiscal 2002, the Company had an operating profit for the first quarter of fiscal 2002 of $400,000 of 2.2% of net sales.

The Company had no interest expense during the first quarter of fiscal 2003. The other loss reflects a loss on the trade-in of assets related to a refinancing of equipment leases; that determination was made after the Company's first quarter earnings press release. The lease refinancing will result in lower lease rental payments in future months. The Company paid off its remaining long-term debt during fiscal 2002 in conjunction with the sale of its manufacturing facility in Oak Creek, Wisconsin. The Company does, however, maintain a revolving credit facility. The Company did not use its revolving credit facility during fiscal 2002 or the first quarter of fiscal 2003, but pays an unused credit facility charge to maintain its line of credit.

The Company's effective tax rate for fiscal 2002 was 33.0%. The Company is currently accruing income tax expense at the expected annual rate of 38.0%, although quarter-to-quarter fluctuations may occur. The fiscal 2002 rate was lower due to benefits realized as a result of the merger of the Company's Outlook Packaging, Inc. and Outlook Label Systems, Inc. subsidiaries, and certain state income tax credits.

The Company reported net earnings for the first quarter of fiscal 2003 of $700,000 or $0.20 per diluted common share. This represents 3.9% of net sales for the first quarter of fiscal 2003. The Company reported a net loss for the first quarter of fiscal 2002 of $500,00 or ($0.14) per diluted common share. Excluding the one-time charges, adjusted for taxes, the Company had earnings of $300,000 or $0.08 per diluted share during the first quarter of fiscal 2002, which represented 1.7% of net sales for the first quarter of fiscal 2002.

The Company adopted the new rules on accounting for goodwill and other intangible assets on June 1, 2002. As a result, the Company is no longer amortizing goodwill. The goodwill amortization, net of tax, for the first quarter of fiscal 2002 was $19,000. Under this method, the Company would have reported a net loss for the first quarter of fiscal 2002 of $500,000 or $(0.13) per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities, as shown on the Condensed Consolidated Statements of Cash Flows, was approximately $1.2 million for the first quarter of fiscal 2003, as compared to $200,000 during the first quarter of fiscal 2002. The Company experienced a $1.3 million increase in inventory during the first quarter of fiscal 2003. This increase was primarily in raw materials as the Company adjusts its inventory to meet client forecasts and production schedules. During the first quarter of fiscal 2003, the Company increased its provision for doubtful accounts by approximately $5,000 as compared to an increase of $150,000 during the first quarter of fiscal 2002. Depreciation and amortization for the first quarter of fiscal 2003 was approximately $800,000 as compared to $900,000 during the first quarter of fiscal 2002.

The Company used approximately $200,000 in acquiring and upgrading existing machinery and equipment during the first quarter of fiscal 2003. The Company expects that it will invest approximately $3.0 million during fiscal 2003 in capital expenditures, excluding any acquisition opportunities that become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. During the first quarter of fiscal 2003, the Company refinanced one of its existing machinery and equipment leases to obtain a rate more favorable to the Company. Since the initial press release for the first quarter of fiscal 2003, reclassifications were made to reflect a loss on the trade-in of assets related to a refinancing of equipment leases. The refinancing results in lower lease rental payments in future months. The Company has approximately $10.2 million in existing operating leases as of August 31, 2002; the majority are for production related machinery and equipment. The Company does not currently have any capital lease obligations.

Outlook Group's board of directors has determined to begin paying cash dividends. The first dividend is payable on October 16, 2002, to shareholders of record on October 9, 2002. The initial cash dividend of $0.05 per share would result in a total payment of approximately $168,000 in the second quarter of fiscal 2003. A continuation of dividends at that level in future quarter would require similar resources in future periods.

During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.4 million in cash plus assumed liabilities. The Paragon Direct business was combined into the Company's Graphics division. Paragon Direct provides computer-based information management services for clients in the direct marketing industry. This acquisition opportunity was financed from operating cash flows.

As previously reported, the Company holds a single note receivable that is overdue. The Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. Although the Company has previously established a reserve, and currently believes the remaining balance is collectible, the Company may be required to write-off the remaining balance of the note if collection efforts prove ineffective and payments are not received. The Company is fully reserved for this possibility and no impact on current earnings would result if the remaining balance of the note were written off.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. Interest on the debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company has not used its facility during fiscal 2002 or the first quarter of fiscal 2003; however, the Company is subject to an unused line fee of .025% to maintain its credit facility. The Company currently has no amounts outstanding on its revolving credit line and is in compliance with all of its loan covenants. The facility is currently being renegotiated and although we cannot make assurances, we expect to renew or replace the facility at terms the same or more favorable to the Company.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may results in additional transactions during fiscal 2003 and beyond.

The Company continues to pursue the sale of its Troy, Ohio facility. Although the Company has not yet received an acceptable offer, the facility is being leased to a third party on a month-to-month basis. It is unclear whether the continuing economic slowdown or other factors will continue to affect the Company's ability to sell that facility on terms acceptable or profitable to the Company.

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

The Company continues to evaluate FR-61 and the effects it may have, if any, on this and future filings. The Company has responded to each of the areas addressed by FR-61. Any statements in this section, which discuss or are related to future dates or periods, are "forward-looking statements."

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

The Company's primary source of liquidity has been, and continues to be, cash flows. The Company's future cash flows are dependent upon and affected by many factors, including but not limited to the following:

     -   The ability of the Company to attract new and retain existing clients
     -   The number and size of the projects completed for these customers
     -   The effects of any loss of business of one or more primary customers
     -   Cancellations or delays of customer orders
     -   Changes in sales mix
     -   Changes in general economic conditions and world events
     -   Management's effectiveness in managing the manufacturing process
     - The ability to collect in full and in a timely manner, amounts due the Company
     -   The ability to acquire and maintain appropriate machinery and equipment
     -   The ability to hire, train and retain a suitable work force
     - Acquisitions or divestiture activities, such as the integration of Paragon Direct
     -   Capital asset additions or disposals
     -   Environmental matters

The Company is dependent upon its ability to retain its existing client base, and additionally, obtain new clients. The Company's failure to do this could significantly affect the future profitability of the Company.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The Company had no clients during the first quarters of fiscal 2003 or 2002 that accounted for more than 10% of net sales.

The loss of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability. The Company's remaining fulfillment client ceased using the Company's services in the first quarter of fiscal 2003. Although the Company will attempt to find other fulfillment clients, the termination eliminates a client that represented $1.0 million in fiscal 2002 sales. In the first quarter of fiscal 2003, this client represented $300,000 in sales.

Clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. This would continue to make prediction of the Company's future results very difficult. Even though the Company is looking to increase the volume of longer term contract work, the Company expects that it will continue to experience significant sales concentration give the relatively large size of projects accepted for certain clients.

Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some business in which the Company operates, produce lower profit margins than others. A substantial change in the mix of product sales, could materially affect profit margins. The profit margin experienced for the current period, is not indicative of future profit margins. The Company believes that while there may be several competitors for individual services that it offers, few competitors offer the single source solution that the Company can provide.

Deteriorating or weak economic conditions, including slowdowns at both the national or local level, could affect future sales and profitability of the Company. Similarly, world events can affect the Company as occurred in fiscal 2002. Promotional mailings by the Company's clients were significantly reduced as a result of the September 11, 2001 terrorist attacks and the subsequent anthrax mailings. Technologies such as the Internet will continue to affect the demand for printing services in general and the continuing increases in postal rates will likely impact the direct mail business. The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long it may be impacted by these circumstances.

Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decision that affect production schedules, shipping schedules, employee levels, and inventory level. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and / or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability. As previously reported, the Company holds a single note receivable that is overdue. The Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. Although the Company has previously established a reserve, and currently believes the remaining balance is collectible, the Company may be required to write-off the remaining balance of the note if collection efforts prove ineffective and payments are not received. The Company is fully reserved for this possibility and no impact on current earnings would results if the remaining balance of the note were written off. The general economic slowdown also increases the risk for the Company, as many of its clients could negatively be impacted by the economy or the financial climate.

The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company is dependent upon the functioning of such machinery and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs related to the equipment, which may delay its utilization, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state of the art equipment.

The Company is dependent upon its ability to hire, train, and retain a skilled work force. On occasion, the Company will contract for and / or hire temporary employees to increase the number of personnel in certain operations as project commitments require. In May of 2002, the Company announced a workforce reduction of approximately 12% of its workforce. This reduction brings the number of employees to approximately 505 people at September 30, 2002. The Company currently believes that it has appropriately aligned its staffing to be consistent with its current and anticipated levels of business activity. The failure of the Company to properly align and maintain skilled staffing levels could affect the future profitability of the Company.

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

From time to time, the Company may sell or dispose of assets, which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner, which is profitable to the Company. In addition, the Company will make investments in assets that it feels are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company will be able to acquire the necessary assets, or that the Company can obtain a reasonable return on the investments.

The Company and the industry in which it operates are subject to environmental laws and regulation concerning emission into the air, discharges into waterways and the generation, handling and disposal of waste materials. These laws and regulations are constantly evolving, making it difficult to predict the effect they may have upon the future capital expenditures, profitability and competitive position of the Company. Growth in the Company's production capacity with a resultant increase in discharges and emissions could require significant capital expenditures for environmental control facilities in the future.

The Company has no "off balance sheet" arrangements, which would otherwise constitute balance sheet liabilities. See below, however, for information regarding the Company's operating leases.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

FFR-61 encourages Company's to identify obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, such as debt guarantees. It is also suggested that the disclosure reference the various parts of a registrant's filings, which discussed these commitments. The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location such that a total picture of obligations would be readily available. In addition, the SEC had suggested the use of a least one additional aid to present the total picture of a registrant's liquidity and capital resource and the integral role of on and off balance sheet arrangements may be schedules of contractual obligations and commercial commitments as of the latest balance sheet date.

The Company has disclosed information pertaining to these events in its fiscal 2002 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC in FR-61 for the period ending August 31, 2002. The Company had no commercial commitments to report as of the latest balance sheet date.

---------------------------------- ---------------- ---------------- ---------------- ---------------- ---------------
Contractual                                            Less than          1 - 3            4 - 5          After 5
Obligations                             Total           1 year            years            years            years

----------------------------------------------------------------------------------------------------------------------
Long-term debt                      $            0    $           0     $          0     $         0     $         0

Capital lease obligation                         0                0                0               0               0

Operating leases                            10,188            1,807            5,261           3,065              55

Unconditional purchase
obligations                                      0                0                0               0               0

Other long-term obligations                      0                0                0               0               0



     Total contractual cash          -------------     ------------      -----------      ----------     -----------
      obligations                   $       10,188    $       1,807     $      5,261     $     3,065    $         55
                                     =============     ============      ===========      ==========     ===========


DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At August 31, 2002, the Company had loans totaling $435,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's polity that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

Additionally, in fiscal 2001, the Company provided some officers and other key employees with advances on expected bonus amounts, subject to year-end reconciliation. Because of the rapid deterioration of general economic conditions in the second half of fiscal 2001, final bonus amounts were substantially lower than had been expected. In some cases, amounts advanced against fiscal 2001 bonuses were higher than actual bonus amounts. These amounts were carried forward, and amounts have in part, been paid by, offsetting bonus payments earned during fiscal year 2002. At August 31, 2002, $39,236 had been paid by offsetting bonus payments; the $60,000 balance has been converted into a note payable by the officer. If the performance criteria are not met, the remaining notes are payable to the Company in December 2002. As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the SEC issued FR-60 " Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to prepare adequate disclosure that will facilitate an understanding of the Company's financial status, and the possibility, likelihood and implications of changes in its financial and operating status. It encourages companies to aid awareness in its "critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions."

The Company's accounting policies are disclosed in its fiscal 2002 Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts receivable, and fixed assets.

REVENUE RECOGNITION

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller's price to the buyer is fixed or determinable; and collectivity is reasonably assured. These criteria are generally satisfied and the Company recognizes revenue upon shipment. The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company also offers certain of its customers the right to return products that do no meet the standards agreed upon. The Company continuously monitors and tracks such product returns, and while such returns have historically been minimal, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results.

ACCOUNTS AND NOTES RECEIVABLE

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amounts that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2002 has been used during the first quarter of fiscal 2003. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

INVENTORY

The Company values inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed under "Further Disclosures Concerning Liquidity and Capital Resources, Including `Off-Balance Sheet' Arrangements," customers may cancel their order, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of inventory. The Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by the Company's customers that could impact the value of inventory are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

FIXED ASSETS AND GOODWILL

The Company continues to apply the criteria established in evaluating and establishing a reserve for long-lived assets determined to be impaired under Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." At August 31, 2002 the Company had recorded an impairment reserve of $317,000 associated with certain machinery and equipment. On June 1, 2002, the Company adopted the provision of FAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired. Going forward the Company will need to review goodwill periodically to determine whether it has become impaired and thus must be written off.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. In response to the Sarbanes-Oxley Act of 2002, the Company and its certifying officers have implemented disclosure controls and procedures, building upon its pre-existing practices and procedures, to ensure that material information relating to the Company is made known by the signing officers, so as to be reflected in periodic SEC reports. The Company and those officers will regularly evaluate the effectiveness of those disclosure controls and procedures, including within 90 days prior to the filing of any periodic SEC report. The Company believes that these disclosure controls and procedures are effective, based upon this evaluation.

         (b) Changes in internal controls. During the period covered by this report, there were not any significant changes in the Company's internal controls or in other factors, which could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

         (c)  Asset-backed issuers. Not applicable.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.
              99.1  Sarbanes-Oxley Section 906 Certification by the CEO
              99.2  Sarbanes-Oxley Section 906 Certification by the CFO

         (b)  Report on Form 8-K

                  On June 1, 2002, the Company filed an 8-K to disclose the acquisition of selected assets of Paragon Direct, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OUTLOOK GROUP CORP.
                                          ------------------
                                             (Registrant)


Dated:  October 10, 2002
                                          /s/ Richard C. Fischer
                                          --------------------------------------
                                          Richard C. Fischer, Chairman and Chief
                                          Executive Officer

                                          /s/ Paul M. Drewek
                                          --------------------------------------
                                          Paul M. Drewek, Chief Financial
                                          Officer

                                 CERTIFICATIONS

I, Richard C. Fischer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Outlook Group Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: October 10, 2002


                                           /s/ Richard C. Fischer
                                           -------------------------------------
                                           Richard C. Fischer
                                           Chairman and Chief Executive Officer

I, Paul M. Drewek, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Outlook Group Corp.;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  October 10, 2002


                                           /s/ Paul M. Drewek
                                           -------------------------------------
                                           Paul M. Drewek
                                           Chief Financial Officer