Form 10-Q
period 2002-11-30
OUTLOOK GROUP CORP
filed 2003-01-14
CIK 867490

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         3,353,319 share of common stock, $.01 par value, were outstanding at January 13, 2003.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION:

Item 1.      Financial Statements                                            3

                      Condensed Consolidated Balance Sheets
                         As of November 30, 2002 and May 31, 2002            4

                      Condensed Consolidated Statements of Operations
                         For the three months and six months ended
                         November 30, 2002 and December 1, 2001              5

                      Condensed Consolidated Statements of Cash Flows
                         For the six months ended November 30, 2002 and
                         December 1, 2001                                    6

                      Notes to Condensed Consolidated Financial
                         Statements                                          7

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    12

Item 3.      Quantitative and Qualitative Disclosure About Market
                      Risk                                                   21

Item 4.      Controls and Procedures                                         21

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders             21

Item 6.      Exhibits and Reports on Form 8-K                                22

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at November 30, 2002, the results of operations for the three and six month period ended November 30, 2002 and December 1, 2001, and the results of cash flows for the six-month period ended November 30, 2002 and December 1, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          November 30,   May 31,
                         ASSETS                              2002         2002

--------------------------------------------------------  -----------  ---------
Current Assets

Cash and cash equivalents                                  $  2,143    $  3,021
Accounts receivable, less allowance for
   doubtful accounts of $611 and $459, respectively           8,537       7,575

Notes receivable-current portion                                 72          85
Inventories                                                   5,873       5,411
Deferred income taxes                                           847         847
Other                                                           460         500
                                                           --------    --------
Total current assets                                         17,932      17,439

Notes receivable long-term, less allowance for
   doubtful accounts of $652 and $477, respectively               7         187
Property, plant, and equipment
   Land                                                         583         583
   Building and improvements                                 10,502      10,088
   Machinery and equipment                                   38,096      37,642
                                                           --------    --------
                                                             49,181      48,313
   Less:  accumulated depreciation                          (29,035)    (28,340)
                                                           --------    --------
                                                             20,146      19,973
Other assets                                                  2,037       1,274
                                                           --------    --------
Total assets                                               $ 40,122    $ 38,873
                                                           ========    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                           $  2,257    $  1,977
Accrued liabilities:
   Salaries and wages                                         1,642       1,925
   Other                                                        655         397
                                                           --------    --------
Total current liabilities                                     4,554       4,299
Deferred income taxes                                         3,209       3,209

Shareholders' Equity
Cumulative preferred stock                                      -           -
Common stock (5,142,382 and 5,137,382 shares issued,
respectively)                                                    51          51

Additional paid-in capital                                   18,848      18,828
Retained earnings                                            25,634      24,660
Treasury stock (1,789,063 shares at both dates)             (11,739)    (11,739)
Officers' loans                                                (435)       (435)
                                                           --------    --------
Total shareholders' equity                                   32,359      31,365
                                                           --------    --------
Total liabilities and shareholders' equity                 $ 40,122    $ 38,873
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                     Three-Month Period Ended                  Six-Month Period Ended
                                                   November 30,        December 1,         November 30,         December 1,
                                                      2002               2001                 2002                 2001

Net sales                                       $    17,320         $    18,077          $    34,318          $    35,700

Cost of goods sold                                   13,857              14,949               27,173               29,494
                                                -----------         -----------          -----------          -----------

   Gross profit                                       3,463               3,128                7,145                6,206

Selling, general, and administrative
expenses                                              2,767               2,669                5,304                5,367
Facility relocation and legal
settlement expenses                                     -                   199                  -                  1,455
                                                -----------         -----------          -----------          -----------

   Operating profit (loss)                              696                 260                1,841                 (616)

Other income (expense):
   Interest expense                                     -                   (25)                 -                    (61)
   Interest and other income                             83                 175                   (3)                 305
                                                -----------         -----------          -----------          -----------

     Earnings (loss) from operations
before income taxes                                     779                 410                1,838                 (372)

   Income tax expense (benefit)                         295                 160                  696                 (138)
                                                -----------         -----------          -----------          -----------

       Net earnings (loss)                      $       484         $       250          $     1,142          $      (234)
                                                ===========         ===========          ===========          ===========

Net earnings (loss) per common
share-Basic                                     $      0.14         $      0.07          $      0.34          $     (0.07)

Net earnings (loss) per common
share-Diluted                                   $      0.14         $      0.07          $      0.34          $     (0.07)

Weighted average number of shares
outstanding-Basic                                 3,353,319           3,385,237            3,350,930            3,442,598
                                                ===========         ===========          ===========          ===========
Weighted average number of shares
outstanding-Diluted                               3,408,581           3,402,036            3,391,264            3,466,371
                                                ===========         ===========          ===========          ===========


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Six-Month Period Ended
                                                                                  November 30, 2002     December 1, 2001
                                                                                  -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                                    $ 1,142              $  (234)

   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

   Depreciation and amortization                                                         1,601                1,719
   Provision for doubtful accounts                                                         110                  300
   Loss (gain) on sale of assets                                                            91                 (104)

Change in assets and liabilities:
   Accounts and notes receivable                                                          (499)                 183
   Inventories                                                                            (440)               1,107
   Other                                                                                    44                 (231)
   Accounts payable                                                                        154                1,617
   Accrued liabilities                                                                    (105)                 111
   Income taxes refundable                                                                 -                   (415)
                                                                                       -------              -------

Net cash provided by operating activities                                                2,098                4,053

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of business-net of cash acquired                                               (1,247)                 -
Proceeds from sale of assets                                                               508                2,524
Acquisition of property, plant, and equipment                                           (2,089)              (1,747)
Loan to officers                                                                           -                   (207)
                                                                                       -------              -------

Net cash (used in) provided by investing activities                                     (2,828)                 570

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                                                           -                 (2,800)
Exercise of stock options                                                                   20                  -
Purchase of treasury stock and redeemable equity                                           -                 (1,152)
Dividends paid to shareholders                                                            (168)                 -
                                                                                       -------              -------

Net cash used in financing activities                                                     (148)              (3,952)

Net (decrease) increase in cash                                                           (878)                 671
Cash and cash equivalents at beginning of period                                         3,021                  757
                                                                                       -------              -------
Cash and cash equivalents at end of period                                             $ 2,143              $ 1,428
                                                                                       =======              =======

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                November 30, 2002

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

                                                       Three-Month Period Ended         Six-Month Period Ended
                                                       November 30,   December 1,      November 30,   December 1,
                                                          2002           2001             2002            2001
                                                       ---------      ---------        ---------       ---------
               Weighted average shares
               outstanding-Basic                       3,353,319      3,385,237        3,350,930       3,442,598
               Effect of dilutive securities --
               Stock options                              55,262         16,799           40,334          23,773
                                                       ---------      ---------        ---------       ---------
               Weighted average shares outstanding
               -- Diluted                              3,408,581      3,402,036        3,391,264       3,466,371
                                                       =========      =========        =========       =========



       2.  Inventories:

                Inventories consist of the following (in thousands):


                                     November 30, 2002        May 31, 2002
                                     -----------------        ------------
           Raw materials               $      2,805           $      2,316
           Work in process                      955                    697
           Finished goods                     2,113                  2,398
                                       ------------           ------------
                                       $      5,873           $      5,411
                                       ============           ============

       3.  Income Taxes:

            The effective income tax rate used to calculate the income tax expense for the quarters ended November 30, 2002 and December 1, 2001 is based on the anticipated income tax rate for the entire fiscal year.

       4.  Reclassifications:

           Certain reclassifications have been made to the financial statements of the prior period to conform to the November 30, 2002 presentation.

       5.  Accounting Periods:

           The Company has adopted 13-week quarters; however, fiscal year-end remains May 31.

       6.  Outlook Packaging:

           The Company has merged the operations of its Outlook Packaging, Inc. Oak Creek, Wisconsin facility with its Outlook Label Systems, Inc. facility of Neenah, Wisconsin. That merger was completed during the second quarter of fiscal 2002. In June 2001, the Company sold its Oak Creek facility and certain equipment for approximately $2.4 million. During the first quarter of fiscal 2002, the Company incurred approximately $700,000 of costs related to the merger including approximately $300,000 of costs associated with the facility relocation and related severance costs, and approximately $400,000 associated with equipment renovations and start-up costs. The Company is not anticipating any further costs related to the merger during fiscal 2003 and beyond.

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

           The Company evaluates the performance of its reportable segments based on the net income of the respective operations. Summarized financial information for the three-month and six-month periods ending November 30, 2002 and December 1, 2001 are as follows:



           INCOME STATEMENT DATA:


                                          Three-Month Period Ended                             Three-Month Period Ended
                                              November 30, 2002                                     December 1, 2001
                                               (in thousands)                                        (in thousands)

                                        Net Sales     Net Earnings                                           Net Earnings
                                                         (Loss)                                Net Sales        (Loss)
                                       ----------     ------------                            ----------     ------------
               Graphics                $    9,655      $     100               Graphics       $    9,906      $      335

               Web                          7,919            384               Web                 8,302             (85)
               All Other                     (254)             -               All Other            (131)              -

                                       ----------     ------------                            ----------     ------------
                  Total                $   17,320      $     484                              $   18,077      $      250
                                       ==========     ============                            ==========     ============



                                           Six-Month Period Ended                                  Six-Month Period Ended
                                             November 30, 2002                                       December 1, 2001
                                              (in thousands)                                          (in thousands)

                                                      Net Earnings                                           Net Earnings
                                        Net Sales        (Loss)                                Net Sales         (Loss)
                                       ----------     ------------                            ----------     ------------
               Graphics                $   18,990      $     350               Graphics       $   19,975      $      660

               Web                         15,846            792               Web                16,018            (894)
               All Other                     (518)             -               All Other            (293)              -

                                       ----------     ------------                            ----------     ------------
                  Total                $   34,318      $   1,142                              $   35,700      $     (234)
                                       ==========     ============                            ==========     ============

               BALANCE SHEET DATA:

                                           November 30,                   May 31,
                                               2002                        2002
               Total Assets               (in thousands)              (in thousands)
                                          --------------              --------------
               Graphics                   $   22,535                   $   22,091
               Web                            17,587                       16,782

                                         --------------              --------------
                  Total                   $   40,122                   $   38,873
                                         ==============              ==============

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

           In May 2002, the FASB issued FAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical corrections as of April 2002." This statement rescinds FAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and amends FAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for the Company in 2003. This rule did not have a material effect on the Company's financial statements.

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

           On November 25, 2002, the FASB issued FAS Interpretation No. 45, (FIN 45 or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FAS Statements No. 5, 57, and 107 and rescission of FAS Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5 (FAS 5), Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Interpretation's provisions are effective for guarantees issued or modified after December 31, 2002. This interpretation is not expected to have a material effect on the Company's financial statements.

       9.  Related Party Transactions

           As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. Through November 30, 2002, the Company had loans totaling $435,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

           Additionally, in fiscal 2001, the Company provided some officers and other key employees with advances on expected bonus amounts, subject to year-end reconciliation. Because of the rapid deterioration of general economic conditions in the second half of fiscal 2001, final bonus amounts were substantially lower than had been expected. In some cases, amounts advanced against fiscal 2001 bonuses were higher than actual bonus amounts. These amounts were converted to notes payable by the officers, and were paid, in part, by offsetting current bonus payments. At November 30, 2002, $39,236 had been re-paid to the Company by offsetting bonus payments.

           As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

       10. Acquisitions

           During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.4 million in cash plus assumed liabilities. Included in the assets purchased were approximately $200,000 in property, plant and equipment, $500,000 in cash and receivables and $200,000 in assumed liabilities. The excess of cost over the fair value of the tangible net assets acquired is approximately $800,000. Of this excess cost, approximately $600,000 was allocated to finite lived intangible assets with lives ranging from 4 to 10 years. The remaining $200,000 was allocated to goodwill. The resulting amortization expense for the intangible assets recorded in the first six months of fiscal 2003 was approximately $40,000. Pro forma results would not materially change the results of operations as presented in the financial statements.

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

           The Company adopted the new rules on accounting for goodwill and other intangible assets on June 1, 2002. Application of the non-amortization provisions of FAS No. 142 resulted in an increase in net income of approximately $36,000 or $0.01 per diluted share, for the six months ended November 30, 2002. Under the transitional provisions of FAS No. 142, the Company has completed the initial impairment tests on the net goodwill and other intangible assets associated with each of the Company's reporting units, using a valuation date of June 1, 2002. The Company expects that it will recognize a goodwill impairment charge during fiscal 2003. The Company currently has $1.3 million of goodwill recorded on its books; it anticipates that the goodwill impairment charge will likely be between 30% and 50% of the value of goodwill. The impairment will be recorded as a cumulative effect of change in accounting principle on the consolidated statements of earnings in accordance with the transitional provisions of FAS No. 142. This is expected to be recorded during the fourth quarter of fiscal 2003.

           The following set forth a reconciliation of net income and earnings per share information for the three month and six month period ended November 30, 2002 and December 1, 2001, respectively adjusted for the non-amortization provisions of FAS No. 142.

                                                                   (Dollars in thousands, except per share data)

                                                             Three-Month Period Ended         Six-Month Period Ended

                                                           November 30,    December 1,    November 30,      December 1,
                                                              2002           2001            2002              2001
                                                          ----------      ----------      ------------       ----------
         Reported net earnings (loss)                     $      484      $      250      $      1,142       $     (234)

         Add:  Goodwill amortization (net of
         income taxes of $11 and $23
         respectively)                                           -                18                -                36
                                                          ----------      ----------      ------------       ----------
         Adjusted net earnings (loss)                     $      484      $      268      $      1,142             (198)
                                                          ==========      ==========      ============       ===========

         Reported basic earnings (loss) per share         $      .14      $      .07      $        .34       $     (.07)
         Add:  Goodwill amortization (net of
         income taxes of  $11 and $23
         respectively)                                           -               .01                -               .01
                                                          ----------      ----------      ------------       ----------
         Adjusted basic earnings (loss) per share         $      .14      $      .08      $        .34       $     (.06)
                                                          ==========      ==========      ============       ===========
         Reported diluted earnings (loss) per
         share                                            $      .14      $      .07      $        .34       $     (.07)
         Add:  Goodwill amortization (net of
         income taxes of $11 and $23
         respectively)                                           -               .01                -               .01
                                                          ----------      ----------      ------------       ----------
         Adjusted diluted earnings (loss) per
         share                                            $      .14      $      .08      $        .34       $     (.06)
                                                          ==========      ==========      ============       ===========

       12. Commitments and Contingencies

           The Company has previously reported litigation against it by Health Jet, Inc., d/b/a Chung's Gourmet Foods ("Chung's"), seeking damages of $4.9 million. In August 2001, the Company and Chung's entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation. Although neither party has admitted any liability in the settlement agreement, the Company paid Chung's $500,000 pursuant to the agreement. The Company recognized the $500,000 legal settlement expense in the first quarter of fiscal year 2002 along with approximately $55,000 of associated legal expense. The Company continued to proceed on an action against a third party seeking indemnification in connection with the Chung's action. In March 2002, the Company and the third party entered into a settlement agreement, and the Company negotiated a settlement with its insurance carrier. The settlements totaled $500,000 and were recognized during the third quarter of fiscal 2002.

       13. Subsequent Events

           The Company declared a quarterly cash dividend of $0.05 per common share outstanding. The dividend is payable on January 15, 2003 to shareholders of record on January 8, 2003. Based on the current number of shares outstanding, the payment will be approximately $168,000.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first six months of fiscal 2003 and 2002, and its financial condition at November 30, 2002. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for fiscal 2003 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan", "estimate", "project", "anticipate", "the Company believes", "managements expects", "currently anticipates", "remains optimistic", and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Disclosures Concerning Liquidity and Capital Resources Including `Off-Balance Sheet' Arrangements." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollars amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

RESULTS OF OPERATIONS

The Company's net sales for the second quarter of fiscal 2003 were $17.3 million, down 4.2% from the second quarter of fiscal 2002. The Graphics business segment had second quarter sales of $9.7 million, down 2.5% from the second quarter of fiscal 2002. The Web business segment had second quarter sales of $7.9 million, down 4.6% from the second quarter of fiscal 2002. The Company's net sales performance for the second quarter of fiscal 2003 is summarized in the following chart:

       Net Sales               Quarter 2              Quarter 2              Quarter 2            Quarter 2
                              Fiscal 2003            Fiscal 2002              $ Change            % Change
                              -----------            -----------              --------            --------
       Graphics                 $9,655                 $9,906                  $(251)                -2.5%
       Web                       7,919                  8,302                   (383)                -4.6%
       All Other                  (254)                  (131)                  (123)                93.9%
                              ----------             ----------              ----------
          Total                $17,320                $18,077                  $(757)                -4.2%



The Company's net sales for the first half of fiscal 2003 were $34.3 million, down 3.9% from the first half of fiscal 2002. The Graphics business segment had sales of $19.0 million, down 4.9% from the previous year. The Web business segment had sales of $15.8 million, down 1.1% from the previous year. The Company's net sales performance for the first half of fiscal 2003 is summarized in the following chart:

       Net Sales             Year-to-date           Year-to-date            Year-to-date        Year-to-date
                              Fiscal 2003            Fiscal 2002              $ Change            % Change
                              -----------            -----------              --------            --------
       Graphics                $18,990                $19,975                 $(985)                -4.9%
       Web                      15,846                 16,018                  (172)                -1.1%
       All Other                  (518)                  (293)                 (225)                76.8%
                              ----------             ----------              ----------
          Total                $34,318                $35,700               $(1,382)                -3.9%



For the year to date period, the Company's sales are comprised as follows:

       Sales Breakdown                     Fiscal         Fiscal
                                            2003           2002
                                         ----------     ----------
       Graphics                              55%            56%
       Web                                   46%            45%
       All Other                             -1%            -1%
                                         ----------     ----------
          Total                             100%           100%

Both of the Company's business segment's continue to be negatively impacted by the depressed economy. The lower sales reflect continued weakness in the promotional projects market, especially direct mail and the negative impact on prices due to increased competitive pressures. The continued threat of further terrorist attacks, the threat of a possible war with Iraq, the anthrax mailings, the ensuing loss of general investor confidence and a volatile stock market have further affected the markets in which the Company operates. The Company expects that it will continue to be affected by the national economy, but is not in a position to determine how extensive the effects of the economic slowdown will be, whether or not it will be negatively impacted, or for how long it may be impacted by the slowdown. During the first quarter of fiscal 2003, the Company's remaining fulfillment client ceased using the Company's services. Although the Company will attempt to find other fulfillment clients, this termination eliminates a client that represented $1.0 million in fiscal 2002 sales, and $600,000 in fiscal 2003 sales.

The Company's gross profit margin for the second quarter of fiscal 2003 increased to 20.0% of net sales, up from 17.3% in the prior year. This represents an additional $300,000 in gross margin dollars. For the year to date period, gross margins were 20.8% of net sales, up from 17.4% in the prior year. This represents an additional $900,000 in gross margin dollars. Gross profit margins were impacted by management's decision to forego some lower margin projects. In addition, gross profit margins were directly improved by the Company's decision to reduce operating costs, gains achieved in increased productivity, and the merger of the Outlook Label and Outlook Packaging subsidiaries. The Company also benefited from its decision to realign staffing levels to be consistent with its current and anticipated level of business activity and to eliminate staffing for marginal projects. The Company currently believes that it has sufficient personnel to carry on its current and anticipated business needs, but will occasionally contract for and / or hire temporary employees to increase the number of personnel in certain operations, as project commitments require. The Company continues its efforts related to continuous process improvement and is committed to increasing efforts to provide defect-free products and services, all of which have contributed to the overall reduction of costs.

Selling, general and administrative expenses were 16.0% of net sales for the second quarter of fiscal 2003, or $2.8 million. During the second quarter of fiscal 2002, the Company had selling, general and administrative costs of $2.9 million; however, $0.2 million of these costs were for special charges related to the facility relocation and legal settlement costs. Excluding the special charges in fiscal 2002, selling, general and administrative costs were 14.8% of net sales or $2.7 million for the second quarter of fiscal 2002. For the first six months of fiscal 2003, selling, general and administrative expenses were $5.3 million or 15.5% of net sales. During the first six months of fiscal 2002, the Company had selling, general and administrative costs of $6.8 million, or 19.1% of net sales. Excluding the special charges of $1.5 million, the Company had selling, general and administrative charges of $5.4 million, or 15.0% of net sales. The effect of the Company's special charges related to the facility relocation and legal settlement costs are summarized in the following chart:


       Selling, General and        Quarter 2                                  Quarter 2
       Administrative Costs           2003          % of Net Sales              2002              % of Net Sales
                                   ----------       --------------           ----------           --------------
       Total                       $    2,767              16.0%             $    2,868                  15.9%
       Less: Facility Relocation
       and Legal Settlement Costs           0               0.0%                    199                   1.1%
                                   ----------         ---------              ----------             ---------
       Adjusted Selling,
       General and
       Administrative Costs        $    2,767              16.0%             $    2,669                  14.8%


       Selling, General and       Year to date                              Year to date
       Administrative Costs           2003          % of Net Sales              2002              % of Net Sales
                                  ------------      --------------          ------------          --------------
       Total                       $    5,304              15.5%             $    6,822                  19.1%
       Less: Facility Relocation
       and Legal Settlement Costs           0               0.0%                  1,455                   4.1%
                                   ----------         ---------              ----------             ---------
       Adjusted Selling,
       General and
       Administrative Costs        $    5,304              15.5%             $    5,367                  15.0%

The Company adopted the new rules on accounting for goodwill and other intangible assets on June 1, 2002. Under the transitional provisions of FAS No. 142, the Company has completed the initial impairment tests on the net goodwill and other intangible assets associated with each of the Company's reporting units, using a valuation date of June 1, 2002. The Company expects that it will recognize a goodwill impairment charge during fiscal 2003. The Company currently has $1.3 million of goodwill recorded on its books; it anticipates that the goodwill impairment charge will likely by between 30% and 50% of the value of goodwill. The impairment will be recorded as a cumulative effect of change in accounting principle on the consolidated statements of earnings in accordance with the transitional provisions of FAS No. 142. This is expected to be recorded during the fourth quarter of fiscal 2003.

The Company continues to focus on reducing its operating expenses, in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying additional resources into marketing strategies in an attempt to increase the Company's sales and marketing concentrations.

The Company's operating profit for the second quarter of fiscal 2003 was $0.7 million or 4.0% of net sales. The Company had an operating profit during the second quarter of fiscal 2002 of $260,000, which included $199,000 of special charges. Excluding the special charges in fiscal 2002, the Company had an operating profit for the second quarter of fiscal 2002 of $459,000 of 2.5% of net sales. For the first six months of fiscal 2003, the Company had a $1.8 million operating profit. For the comparable period in fiscal 2002, the Company had an operating loss of $616,000. Excluding the special charges in fiscal 2002, the Company had an operating profit of $839,000 or 2.4%. The Company's operating profit showing the effects of the special charges is shown in the chart below:

         Operating Profit          Quarter 2                                 Quarter 2
         ----------------         Fiscal 2003      % of Net Sales           Fiscal 2002           % of Net Sales
                                  -----------      --------------           -----------           --------------
         As Reported                 $696               4.0%                    $260                   1.4%

         Add: Facility
         Relocation and Legal           0               0.0%                     199                   1.1%
         Settlement Costs
                                -----------        --------------           -----------           --------------
         Adjusted Operating
         Profit                      $696               4.0%                    $459                   2.5%


         Operating Profit       Year to date                                Year to date
                                Fiscal 2003        % of Net Sales           Fiscal 2002           % of Net Sales
                                -----------        --------------           -----------           --------------
         As Reported               $1,841               5.4%                   $(616)                 (1.7)%

         Add: Facility
         Relocation and                 0               0.0%                   1,455                   4.1%
         Legal Settlement
         Costs
                                -----------        --------------           -----------           --------------
         Adjusted Operating
         Profit                    $1,841               5.4%                    $839                   2.4%



The Company had no interest expense during the first half of fiscal 2003. The other loss reflects a loss on the trade-in of assets related to a refinancing of equipment leases, offset by interest and other income. Although there were some up front costs, the lease refinancing will result in lower lease rental payments in future months. The Company paid off its remaining long-term debt during fiscal 2002 in conjunction with the sale of its manufacturing facility in Oak Creek, Wisconsin. The Company does, however, maintain a revolving credit facility. The Company did not use its revolving credit facility during fiscal 2002 or the first half of fiscal 2003, but pays an unused credit facility charge to maintain its line of credit.

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

The Company reported net earnings for the second quarter of fiscal 2003 of $484,000 or $0.14 per diluted common share. This represents 2.8% of net sales for the second quarter of fiscal 2003. The Company reported a net profit for the second quarter of fiscal 2002 of $250,000 or $0.07 per diluted common share. Excluding the one-time charges, adjusted for taxes, the Company had earnings of $372,000 or $0.11 per diluted share during the second quarter of fiscal 2002, which represented 2.1% of net sales for the second quarter of fiscal 2002. The Company reported year-to-date net earnings of $1.1 million or $0.34 per diluted common share. This represents 3.3% of net sales. The Company reported a net loss of $0.2 million for the comparable year to date period last year. Excluding the one-time charges, the Company had net earnings of $0.7 million or $0.19 per diluted common share. This represents 1.9% of net sales. The Company's net earnings showing the effects of the one-time charges are summarized in the following chart:


       Net Income
       -----------------
                                           % of    Basic/Diluted                            Basic/Diluted
                             Quarter 2      Net      Earnings      Quarter 2      % of Net     Earnings
                            Fiscal 2003    Sales     per Share     Fiscal 2002      Sales     per Share
                            -----------    ------   ----------     -----------      -----     ---------


       As Reported              $484        2.8%       $0.14          $250         1.4%        $0.07
       Add:
       Facility                  -          0.0%         .00           122          .7%          .04
       Relocation and
       Legal Settlement
       Costs Less
       Provision for
       Income Taxes of $77
                            -----------    -----     ---------    -----------      -----     ---------
       Adjusted Net Income      $484        2.8%       $0.14          $372         2.1%        $0.11

       Net Income                         % of     Basic/Diluted                            Basic/Diluted
                            Year-to-date   Net       Earnings     Year-to-date   % of Net      Earnings
                            Fiscal 2003    Sales    per Share     Fiscal 2002      Sales      per Share
                            -----------    -----    ---------     -----------      -----      ---------

       As Reported             $1,142       3.3%       $0.34         $(234)       (.65)%      $(0.07)
       Add:
       Facility                  -          0.0%         .00           895         2.5%          .26
       Relocation and
       Legal Settlement
       Costs Less
       Provision for
       Income Taxes of
       $560
                            -----------    -----     ---------    -----------      -----     ---------
       Adjusted Net Income     $1,142       3.3%       $0.34          $661         1.85%       $0.19


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, as shown on the Condensed Consolidated Statements of Cash Flows, was approximately $2.1 million for the first six months of fiscal 2003, as compared to $4.1 million during the first half of fiscal 2002. The Company experienced a $0.4 million increase in inventory during the first half of fiscal 2003. This increase was primarily in raw materials as the Company adjusted its inventory to meet client forecasts and production schedules. Accounts and notes receivable increased by approximately $0.5 million during the first six months of fiscal 2003. The Company increased its provision for doubtful accounts by approximately $110,000 as compared to an increase of $300,000 during the first six months of fiscal 2002. Depreciation and amortization for the first six months of fiscal 2003 was approximately $1.6 million as compared to $1.7 million during the first six months of fiscal 2002.

The Company used approximately $2.1 million of cash in acquiring and upgrading existing machinery and equipment during the first six months of fiscal 2003, in addition to the $1.2 million associated with the acquisition of Paragon Direct. The Company expects that it will invest approximately $3.0 million during fiscal 2003 in capital expenditures, excluding any acquisition opportunities that become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. During the first quarter of fiscal 2003, the Company refinanced one of its existing machinery and equipment leases to obtain a rate more favorable to the Company. Although there were upfront costs, the refinancing results in lower lease rental payments in future months. The Company has approximately $11.9 million in minimum lease payments under existing operating leases as of November 30, 2002; the majority are for production related machinery and equipment. The Company does not currently have any capital lease obligations. Cash used in financing activities decreased substantially, due to the Company's repayment of debt and stock purchases in fiscal 2002.

Outlook Group's board of directors has determined to begin paying quarterly cash dividends. The first dividend was paid on October 16, 2002, to shareholders of record on October 9, 2002. The initial cash dividend of $0.05 per share resulted in a total payment of approximately $168,000 in the second quarter of fiscal 2003. A second quarterly dividend was declared payable on January 15, 2003, to shareholders of record on January 8, 2003. A continuation of dividends at that level in future quarters would require similar resources in future periods.

During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.2 million in cash plus assumed liabilities. The Paragon Direct business was combined into the Company's Graphics division. Paragon Direct provides computer-based information management services for clients in the direct marketing industry. This acquisition opportunity was financed from operating cash flows.

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

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. Interest on the debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company has not used its facility during fiscal 2002 or the first half of fiscal 2003; however, the Company is subject to an unused line fee of .25% to maintain its credit facility. The Company currently has no amounts outstanding on its revolving credit line and is in compliance with all of its loan covenants.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may results in additional transactions during fiscal 2003 and beyond.

The Company continues to pursue the sale of its Troy, Ohio facility. Although the Company has not yet received an acceptable offer, the facility is being leased to a third party on a month-to-month basis. It is unclear whether the continuing economic slowdown or other factors will continue to affect the Company's ability to sell that facility on terms acceptable or profitable to the Company, or that the Company will continue to successfully lease the facility.

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

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The Company had no clients during fiscal 2002 or the first half of fiscal 2003 that accounted for more than 10% of net sales.

The loss of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability. For example, the Company's remaining fulfillment client ceased using the Company's services in the first six months of fiscal 2003. Although the Company will attempt to find other fulfillment clients, the termination eliminates a client that represented $1.0 million in fiscal 2002 sales. In the first six months of fiscal 2003, this client represented $600,000 in sales.

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

From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and / or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability. As previously reported, the Company holds a single note receivable (from an unaffiliated party) that is overdue. The Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. Although the Company has previously established a reserve, and currently believes the remaining balance is collectible, the Company may be required to write-off the remaining balance of the note if collection efforts prove ineffective and payments are not received. The Company is fully reserved for this possibility and no impact on current earnings would result if the remaining balance of the note were written off. The general economic slowdown also increases the risk for the Company, as many of its clients could negatively be impacted by the economy or the financial climate.

The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company depends upon the functioning of such machinery and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs related to the equipment, which may delay its utilization, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state of the art equipment.

The Company is dependent upon its ability to hire, train, and retain a skilled work force. On occasion, the Company will contract for and / or hire temporary employees to increase the number of personnel in certain operations as project commitments require. In May of 2002, the Company announced a workforce reduction of approximately 12% of its workforce. This reduction brought the number of employees to approximately 540 people at November 30, 2002. The Company currently believes that it has appropriately aligned its staffing to be consistent with its current and anticipated levels of business activity. The failure of the Company to properly align and maintain skilled staffing levels could affect the future profitability of the Company.

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

The Company has disclosed information pertaining to these events in its fiscal 2002 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC in FR-61 for the period ending November 30, 2002. The Company had no commercial commitments to report as of the latest balance sheet date.

Contractual                                           Less than        1 - 3         4 - 5          After 5
Obligations                             Total          1 year          years         years           years
(Dollars in thousands)                 -------        -------        -------        -------        -------
---------------------
Long-term debt                        $     0        $     0        $     0        $     0        $     0
Capital lease obligation                    0              0              0              0              0
Operating leases                       11,941          2,161          6,661          2,961            158
Unconditional purchase obligations          0              0              0              0              0
Other long-term obligations                 0              0              0              0              0

                                      -------        -------        -------        -------        -------
Total contractual cash
obligations                           $11,941        $ 2,161        $ 6,661        $ 2,961        $   158
                                      -------        -------        -------        -------        -------


DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At November 30, 2002, the Company had loans totaling $435,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

Additionally, in fiscal 2001, the Company provided some officers and other key employees with advances on expected bonus amounts, subject to year-end reconciliation. Because of the rapid deterioration of general economic conditions in the second half of fiscal 2001, final bonus amounts were substantially lower than had been expected. In some cases, amounts advanced against fiscal 2001 bonuses were higher than actual bonus amounts. These amounts were converted to notes payable by the officers, and were paid, in part, by offsetting current bonus payments. At November 30, 2002, $39,236 had been re-paid to the Company by offsetting bonus payments. As of December 2002, the remaining $60,000 was deemed earned by the officer, having met certain pre-determined performance criteria.

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

ACCOUNTS AND NOTES RECEIVABLE

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2002 has been used during the first half of fiscal 2003. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

FIXED ASSETS AND GOODWILL

The Company continues to apply the criteria established in evaluating and establishing a reserve for long-lived assets determined to be impaired under Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At November 30, 2002 the Company had recorded an impairment reserve of $317,000 associated with certain machinery and equipment. On June 1, 2002, the Company adopted the provision of FAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired. Going forward the Company will need to review goodwill periodically to determine whether it has become impaired and thus must be written off.

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


ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. In response to the Sarbanes-Oxley Act of 2002, the Company and its certifying officers have implemented disclosure controls and procedures, building upon the Company's pre-existing practices and procedures, to ensure that material information relating to the Company is made known by the signing officers, so as to be reflected in periodic SEC reports. The Company and those officers regularly evaluate the effectiveness of those disclosure controls and procedures, including within 90 days prior to the filing of any periodic SEC report. The Company believes that these disclosure controls and procedures are effective, based upon an evaluation made within the past 90 days.

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

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of shareholders on October 17, 2002, the three continuing directors who were managements nominees for re-election were elected to the Company Board of Directors. These directors were re-elected for terms ending in 2005 with the following votes:

                                                                           Authority for Voting
              Director's Name                      Votes For                      Withheld

     Harold Bergman                                3,016,030                       10,575
     Jane M. Boulware                              3,015,780                       10,825
     Richard C. Fischer                            3,016,030                       10,575

Joseph J. Baksha, Jeffry H. Collier, James L. Dillon, Pat Richter and A. John Wiley, Jr. continue as directors with terms expiring in either 2003 or 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  99.1  Sarbanes-Oxley Section 906 Certification by the CEO
                  99.2  Sarbanes-Oxley Section 906 Certification by the CFO

         (b)      Reports on Form 8-K.

                  The Company filed a Report on Form 8-K dated September 24, 2002, reporting the commencement of cash dividends.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                               OUTLOOK GROUP CORP.
                               ------------------
                                  (Registrant)


Dated:  January 14, 2003
                                                /s/ Richard C. Fischer
                                                    ----------------------------
                                                Richard C. Fischer, Chairman and
                                                Chief Executive Officer

                                                /s/ Paul M. Drewek
                                                    ----------------------------
                                                Paul M. Drewek, Chief Financial
                                                Officer

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

     Date:  January 14, 2003


                                  /s/ Richard C. Fischer
                                  ------------------------------------------
                                  Richard C. Fischer
                                  Chairman and Chief Executive Officer

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

     Date:  January 14, 2003


                                      /s/ Paul M. Drewek
                                      ------------------------------------------
                                      Paul M. Drewek
                                      Chief Financial Officer