Form 10-Q
period 2003-03-01
OUTLOOK GROUP CORP
filed 2003-04-15
CIK 867490

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 1, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

3,363,319 share of common stock, $.01 par value, were outstanding at March 31, 2003.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                                                3

                 Condensed Consolidated Balance Sheets
                              As of March 1, 2003 and May 31, 2002                           4

                 Condensed Consolidated Statements of Operations
                              For the three-months and nine-months ended
                              March 1, 2003 and March 2, 2002                                5

                 Condensed Consolidated Statements of Cash Flows
                              For the nine-months ended March 1, 2003 and
                              March 2, 2002                                                  6

                 Notes to Condensed Consolidated Financial
                              Statements                                                     7

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                         12

Item 3.  Quantitative and Qualitative Disclosure About Market
                 Risk                                                                        20

Item 4.  Controls and Procedures                                                             20

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at March 1, 2003, the results of operations for the three and nine-month period ended March 1, 2003 and March 2, 2002, and the results of cash flows for the nine-month period ended March 1, 2003 and March 2, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          March 1,        May 31,
                     ASSETS                                 2003           2002
----------------------------------------------------      --------       --------
Current Assets

Cash and cash equivalents                                 $    764       $  3,021
Accounts receivable, less allowance for
   doubtful accounts of $425 and $459, respectively          7,150          7,575
Notes receivable-current portion                                12             85
Inventories                                                  6,915          5,411
Deferred income taxes                                          847            847
Other                                                          545            500
                                                          --------       --------
Total current assets                                        16,233         17,439

Notes receivable long-term, less allowance for
   doubtful accounts of $652 and $477, respectively              4            187
Property, plant, and equipment
   Land                                                        583            583
   Building and improvements                                10,613         10,088
   Machinery and equipment                                  39,746         37,642
                                                          --------       --------
                                                            50,942         48,313
   Less:  accumulated depreciation                         (29,859)       (28,340)
                                                          --------       --------
                                                            21,083         19,973
Other assets                                                 2,263          1,274
                                                          --------       --------
Total assets                                              $ 39,583       $ 38,873
                                                          ========       ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
Current Liabilities

Accounts payable                                          $  3,399       $  1,977
Accrued liabilities:
   Salaries and wages                                        1,301          1,925
   Other                                                       120            397
                                                          --------       --------
Total current liabilities                                    4,820          4,299
Deferred income taxes                                        3,209          3,209

Shareholders' Equity
Cumulative preferred stock                                       -              -
Common stock (5,142,382 and 5,137,382 shares issued,
respectively)                                                   51             51
Additional paid-in capital                                  18,848         18,828
Retained earnings                                           24,829         24,660
Treasury stock (1,789,063 shares at both dates)            (11,739)       (11,739)
Officers' loans                                               (435)          (435)
                                                          --------       --------
Total shareholders' equity                                  31,554         31,365
                                                          --------       --------
Total liabilities and shareholders' equity                $ 39,583       $ 38,873
                                                          ========       ========


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              Three-Month Period Ended            Nine-Month Period Ended
                                            -----------------------------       ---------------------------
                                               March 1,          March 2,         March 1,         March 2,
                                                2003              2002             2003             2002
Net sales                                   $    12,596       $    15,813       $    46,914      $    51,513

Cost of goods sold                               11,195            13,271            38,368           42,765
                                            -----------       -----------       -----------      -----------

   Gross profit                                   1,401             2,542             8,546            8,748

Selling, general, and administrative
expenses                                          2,429             2,367             7,733            7,734
Facility relocation and legal
settlement (recovery) expenses                        -              (500)                -              955
                                            -----------       -----------       -----------      -----------

   Operating (loss) profit                       (1,028)              675               813               59

Other income (expense):
   Interest expense                                   -                 -                 -              (61)
   Interest and other income (expense)               33               (42)               31              263
                                            -----------       -----------       -----------      -----------

     (Loss) earnings from operations
     before income taxes                           (995)              633               844              261

   Income tax (benefit) expense                    (357)              247               340              109
                                            -----------       -----------       -----------      -----------

       Net (loss) earnings                  $      (638)      $       386       $       504      $       152
                                            ===========       ===========       ===========      ===========

Net (loss) earnings per common
share-Basic                                 $     (0.19)      $      0.12       $      0.15      $      0.04

Net (loss) earnings per common
share-Diluted                               $     (0.19)      $      0.11       $      0.15      $      0.04

Weighted average number of shares
outstanding-Basic                             3,353,319         3,348,319         3,351,726        3,411,172
                                            ===========       ===========       ===========      ===========
Weighted average number of shares
outstanding-Diluted                           3,407,812         3,369,219         3,397,339        3,434,147
                                            ===========       ===========       ===========      ===========


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         Nine-Month Period Ended
                                                      March 1, 2003   March 2, 2002
                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                              $   504       $   152

   Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization                            2,454         2,533
   Provision for doubtful accounts                             37           385
   Loss (gain) on sale of assets                               81           (29)

Change in assets and liabilities:
   Accounts and notes receivable                            1,024         1,004
   Inventories                                             (1,482)          894
   Other                                                     (286)         (544)
   Accounts payable                                         1,296           795
   Accrued liabilities                                       (978)         (400)
   Income taxes refundable                                      -          (574)
                                                          -------       -------

Net cash provided by operating activities                   2,650         4,216

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of business-net of cash acquired                  (1,247)            -
Proceeds from sale of assets                                  523         2,584
Acquisition of property, plant, and equipment              (3,868)       (2,527)
Loan to officers                                                -          (207)
                                                          -------       -------

Net cash used in investing activities                      (4,592)         (150)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term borrowings                                -        (2,800)
Exercise of stock options                                      20             -
Purchase of treasury stock and redeemable equity                -        (1,152)
Dividends paid to shareholders                               (335)            -
                                                          -------       -------

Net cash used in financing activities                        (315)       (3,952)

Net (decrease) increase in cash                            (2,257)          114
Cash and cash equivalents at beginning of period            3,021           757
                                                          -------       -------
Cash and cash equivalents at end of period                $   764       $   871
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

                                                         Three-Month Period Ended       Nine-Month Period Ended
                                                          March 1,       March 2,       March 1,       March 2,
                                                            2003           2002           2003           2002
                                                         ---------      ---------      ---------      ---------
                Weighted average shares
                outstanding-Basic                        3,353,319      3,348,319      3,351,726      3,411,172
                Effect of dilutive securities -
                Stock options                               54,493         20,900         45,613         22,975
                                                         ---------      ---------      ---------      ---------

                Weighted average shares outstanding
                - Diluted                                3,407,812      3,369,219      3,397,339      3,434,147
                                                         =========      =========      =========      =========

2.       Inventories:

                Inventories consist of the following (in thousands):

                                  March 1, 2003    May 31, 2002
                                  -------------    ------------
                Raw materials        $3,018           $2,316
                Work in process       1,018              697
                Finished goods        2,879            2,398
                                     ------           ------

                                     $6,915           $5,411
                                     ======           ======

3.       Income Taxes:

            The effective income tax rate used to calculate the income tax expense for the quarters ended March 1, 2003 and March 2, 2002 is based on the anticipated income tax rate for the entire fiscal year.

4.       Reclassifications:

           Certain reclassifications have been made to the financial statements of the prior period to conform to the March 1, 2003 presentation.

5.       Accounting Periods:

           The Company has adopted 13-week quarters; however, fiscal year-end remains May 31.

6.       Outlook Packaging:

         The Company merged the operations of its Outlook Packaging, Inc. Oak Creek, Wisconsin facility with its Outlook Label Systems, Inc. facility of Neenah, Wisconsin during the second quarter of fiscal 2002. During the first quarter of fiscal 2002, the Company sold its Oak Creek facility and certain equipment for approximately $2.4 million and also incurred approximately $900,000 of costs related to the merger including approximately $300,000 of costs associated with the facility relocation and related severance costs, and approximately $600,000 associated with equipment renovations and start-up costs. The Company is not anticipating any further costs related to the merger during fiscal 2003 and beyond.

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

           The Company evaluates the performance of its reportable segments based on the net earnings (loss) of the respective operations. Summarized financial information for the three-month and nine-month periods ending March 1, 2003 and March 2, 2002 are as follows:

           INCOME STATEMENT DATA:

                              Three-Month Period Ended                           Three-Month Period Ended
                                    March 1, 2003                                       March 2, 2002
                                   (in thousands)                                     (in thousands)

                                             Net Earnings                                        Net Earnings
                              Net Sales         (Loss)                          Net Sales            (Loss)
                           ------------     ----------------                   ------------     ---------------
           Graphics        $     6,099      $          (791)  Graphics         $    7,647         $        (117)
           Web                   6,704                  153   Web                   8,301                   503
           All Other              (207)                   -   All Other             (135)                     -
                           -----------      ---------------                    ----------         -------------
              Total        $    12,596      $          (638)                   $   15,813         $         386
                           ===========      ===============                    ==========         =============

                                Nine-Month Period Ended                             Nine-Month Period Ended
                                    March 1, 2003                                       March 2, 2002
                                   (in thousands)                                     (in thousands)

                                             Net Earnings                                        Net Earnings
                              Net Sales         (Loss)                          Net Sales            (Loss)
                           ------------     ----------------                   ------------     ---------------
           Graphics        $    25,089      $          (441)  Graphics         $   27,622         $         543
           Web                  22,550                  945   Web                  24,319                  (391)
           All Other              (725)                   -   All Other              (428)                    -
                           -----------      ---------------                    ----------         -------------
              Total        $    46,914      $           504                    $   51,513         $         152
                           ===========      ===============                    ==========         =============

           BALANCE SHEET DATA:

           Total Assets       March 1, 2003           May 31, 2002
                              (in thousands)         (in thousands)
                              --------------         --------------
           Graphics             $   21,857             $   22,091
           Web                      17,726                 16,782
                                ----------             ----------
              Total             $   39,583             $   38,873
                                ==========             ==========


8.       Related Party Transactions

         As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. Through March 1, 2003, the Company had loans totaling $435,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

         As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

9.       Acquisitions

         During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.4 million in cash plus assumed liabilities. Included in the assets purchased were approximately $200,000 in property, plant and equipment, $500,000 in cash and receivables and $200,000 in assumed liabilities. The excess of cost over the fair value of the tangible net assets acquired is approximately $800,000. Of this excess cost, approximately $600,000 was allocated to finite lived intangible assets with lives ranging from 4 to 10 years. The resulting amortization expense for the intangible assets recorded in the first nine months of fiscal 2003 was approximately $60,000. The remaining $200,000 was allocated to goodwill, which is not expensed over a particular period of time, but rather, it is reviewed periodically and written off as an expense if found to be impaired. Pro forma results would not materially change the results of operations as presented in the financial statements.

       10.  Goodwill and other Intangibles

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

         The Company adopted the new rules on accounting for goodwill and other intangible assets on June 1, 2002. Application of the non-amortization provisions of FAS No. 142 resulted in an increase in net income of approximately $54,000 or $0.02 per diluted share, for the nine months ended March 1, 2003. Under the transitional provisions of FAS No. 142, the Company has completed the initial impairment tests on the net goodwill and other intangible assets associated with each of the Company's reporting units, using a valuation date of June 1, 2002. The Company expects that it will recognize a goodwill impairment charge during fiscal 2003. The Company currently has $1.3 million of goodwill recorded on its books; it anticipates that the goodwill impairment charge will likely be between 30% and 50% of the value of goodwill. The impairment will be recorded as a cumulative effect of change in accounting principle on the consolidated statements of earnings in accordance with the transitional provisions of FAS No. 142. The Company expects to record this during the fourth quarter of fiscal 2003.

         The following set forth a reconciliation of net income and earnings per share information for the three month and nine-month period ended March 1, 2003 and March 2, 2002, respectively adjusted for the non-amortization provisions of FAS No. 142.

                                                   (Dollars in thousands, except per share data)

                                            Three-Month Period Ended             Nine-Month Period Ended
                                         March 1, 2003     March 2, 2002     March 1, 2003     March 2, 2002
                                        --------------     -------------     -------------     -------------
         Reported net earnings (loss)      $  (638)           $   386           $   504           $   152

         Add:  Goodwill amortization
         (net of income taxes of $11
         and $34 respectively)                   -                 18                 -                54
                                           -------            -------           -------           -------
         Adjusted net earnings (loss)      $  (638)           $   404           $   504           $   206
                                           =======            =======           =======           =======
         Reported basic earnings
         (loss) per share                  $  (.19)           $   .12           $   .15           $   .04

         Add:  Goodwill amortization
         (net of income taxes of $11
         and $34 respectively)                   -                .01                 -               .02
                                           -------            -------           -------           -------
         Adjusted basic earnings
         (loss) per share                  $  (.19)           $   .13           $   .15           $   .06
                                           =======            =======           =======           =======
         Reported diluted earnings
         (loss) per share                  $  (.19)           $   .11           $   .15           $   .04

         Add:  Goodwill amortization
         (net of income taxes of $11
         and $34 respectively)                   -                .01                 -               .02
                                           -------            -------           -------           -------
         Adjusted diluted earnings
         (loss) per share                  $  (.19)           $   .12           $   .15           $   .06
                                           =======            =======           =======           =======


11.      Commitments and Contingencies

         The Company has previously reported litigation against it by Health Jet, Inc., d/b/a Chung's Gourmet Foods ("Chung's"), seeking damages of $4.9 million. In August 2001, the Company and Chung's entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation. Although neither party has admitted any liability in the settlement agreement, the Company paid Chung's $500,000 pursuant to the agreement. The Company recognized the $500,000 legal settlement expense in the first quarter of fiscal year 2002 along with approximately $55,000 of associated legal expense. The Company continued to proceed on an action against a third party seeking indemnification in connection with the Chung's action. In March 2002, the Company and the third party entered into a settlement agreement, and the Company negotiated a settlement with its insurance carrier. The settlement recoveries totaled $500,000 and were recognized during the third quarter of fiscal 2002.

12.      Recently Issued Accounting Standards:

         In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations. "This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company in fiscal year 2004. This rule is not expected to have a material effect on the Company's financial statements.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. SFAS No. 148 is effective for the Company in its fourth quarter of fiscal 2003. The Company does not intend to effect a voluntary change in accounting to the fair value method, and, accordingly, does not anticipate the adoption of SFAS No. 148 to have a significant impact on the Company's future results of operations or financial position.

13.      Subsequent Events

         On March 31, 2003 the Company declared a quarterly cash dividend of $0.05 per common share outstanding. The dividend is payable on April 18, 2003 to shareholders of record on April 11, 2003. Based on the current number of shares outstanding, the payment will be approximately $168,000.

         On March 25, 2003 the Company announced that it had signed a long-term contract to provide supply chain management services to International Masters Publishers Inc. of New York City. The five-year contract is expected to provide annual revenues to Outlook Group of $15.0 million, for a total contract value of $75.0 million.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first nine months of fiscal 2003 and 2002, and its financial condition at March 1, 2003. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for fiscal 2003 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Disclosures Concerning Liquidity and Capital Resources Including `Off-Balance Sheet' Arrangements." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollars amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

RESULTS OF OPERATIONS

The Company's net sales for the third quarter of fiscal 2003 were $12.6 million, down 20.3% from the third quarter of fiscal 2002. The Graphics business segment had third quarter sales of $6.1 million, down 20.2% from the third quarter of fiscal 2002. The Web business segment had third quarter sales of $6.7 million, down 19.2% from the third quarter of fiscal 2002. The Company's net sales performance for the third quarter of fiscal 2003 is summarized in the following chart:

     Net Sales               Quarter 3              Quarter 3               Quarter 3             Quarter 3
                            Fiscal 2003            Fiscal 2002               $ Change              % Change
                            -----------            -----------               --------              --------
     Graphics                $  6,099                $  7,647                $ (1,548)               -20.2%
     Web                        6,704                   8,301                  (1,597)               -19.2%
     All Other                   (207)                   (135)                    (72)                53.3%
                             --------                --------                --------                ------
        Total                $ 12,596                $ 15,813                $ (3,217)               -20.3%

The Company's net sales for the first nine months of fiscal 2003 were $46.9 million, down 8.9% from the first nine months of fiscal 2002. The Graphics business segment had sales of $25.1 million, down 9.2% from the previous year. The Web business segment had sales of $22.6 million, down 7.3% from the previous year. The Company's net sales performance for the first nine months of fiscal 2003 is summarized in the following chart:

     Net Sales              Year-to-date           Year-to-date            Year-to-date        Year-to-date
                            Fiscal 2003            Fiscal 2002               $ Change            % Change
                            -----------            -----------               --------            --------
     Graphics                $ 25,089                $ 27,622                $ (2,533)               -9.2%
     Web                       22,550                  24,319                  (1,769)               -7.3%
     All Other                   (725)                   (428)                   (297)               69.4%
                             --------                --------                --------                -----
        Total                $ 46,914                $ 51,513                $ (4,599)               -8.9%


For the year-to-date period, the Company's sales are comprised as follows:

     Sales Breakdown       Fiscal             Fiscal
                            2003               2002
                            ----               ----
     Graphics                 54%                54%
     Web                      48%                47%
     All Other                -2%                -1%
                            -----              -----
        Total                100%               100%

The continuing and sustained decline in general economic conditions continue to negatively impact the Company and the industry in which it operates. In addition, during the third quarter, two customers with recurring business (together representing $4.0 million in sales during fiscal 2002 and $2.2 million in sales to date in fiscal 2003) reduced ongoing projects with the Company; these actions both further reduced third quarter sales and will continue to affect sales going forward. The lower sales reflect continued weakness in the promotional projects market, especially direct mail. Increased competitive pressures have also had a negative impact on prices. The potential for future terrorist attacks, the national and international responses to terrorist attacks, war with Iraq and other acts of war or hostility have created many economic and political uncertainties. These events could adversely affect business and operating results in other ways that presently cannot be predicted.

On March 25, 2003, the Company announced that it had signed a five-year supply chain agreement with International Masters Publishers Inc. The IMP contract provides for total net sales by the Company for the period of approximately $75 million, although that amount cannot be assured and actual sales under this agreement will depend upon the actual level of orders and activity, and other factors in the future which cannot be predicted. Assuming the net sales under the IMP contract occur as anticipated, they would substantially affect the Company's sales and costs. The contract includes printing, finishing and fulfillment services. The Company will incur capital expenditures of approximately $2.5 million in acquiring machinery to support the agreement and additional expenditures of approximately $500,000 for start-up costs.

The Company's gross profit margin for the third quarter of fiscal 2003 was 11.1% of net sales, down from 16.1% in the prior year. For the year-to-date period, gross margins were 18.2% of net sales, up slightly from 17.0% in the prior year. Year-to-date gross profit margins were impacted by management's decision to forego some lower margin projects. In addition, gross profit margins were directly improved by the Company's decision to reduce operating costs, gains achieved in increased productivity, and the merger of the Outlook Label and Outlook Packaging subsidiaries. The Company also benefited from its decision to realign staffing levels to be consistent with its current and anticipated level of business activity and to eliminate staffing for marginal projects. As a consequence of the downturn in sales and termination of certain relationships during the third quarter, the Company was overstaffed for its remaining business; however, it decided to retain certain employees in excess of current needs in anticipation of the execution of the IMP contract (which occurred after the end of the quarter). That decision increased employee-related costs during the quarter because the Company did not take certain steps to lower labor costs than it otherwise would have taken. The Company currently believes that it has sufficient personnel to carry on its current and anticipated business needs, but will occasionally contract for and / or hire temporary employees to increase the number of personnel in certain operations, as project commitments require.

The Company continues its efforts related to continuous process improvement and is committed to increasing efforts to provide defect-free products and services, all of which have contributed to the overall reduction of costs. However, two events occurred during the third quarter of fiscal 2003, which further negatively affected expenses. The Company experienced quality issues in materials supplied by certain vendors. The Company lost revenue of approximately $400,000 and incurred costs of approximately $300,000 during the quarter to remedy these issues to its customer's satisfaction. Although the Company is pursuing the reimbursement from the third party vendors, it cannot assure that it will receive reimbursement for any of these costs. In addition, one of the Company's presses required unexpected maintenance and repair during the quarter. Although certain sales of products printed on this press were only postponed to the fourth quarter, the stoppage period for this press resulted in a loss of net sales and increased expense for the Company in the third quarter.

Selling, general and administrative expenses were 19.3% of net sales for the third quarter of fiscal 2003, or $2.4 million. During the third quarter of fiscal 2002, the Company had selling, general and administrative costs of $1.9 million, including $0.5 million for the recovery of legal settlement costs. For the first nine months of fiscal 2003, selling, general and administrative expenses were $7.7 million or 16.5% of net sales. During the first nine months of fiscal 2002, the Company had selling, general and administrative costs of $8.7 million, including $1.0 million for facility relocation and legal settlement costs.

The Company adopted the new rules on accounting for goodwill and other intangible assets on June 1, 2002. Under the transitional provisions of FAS No. 142, the Company has completed the initial impairment tests on the net goodwill and other intangible assets associated with each of the Company's reporting units, using a valuation date of June 1, 2002. The Company expects that it will recognize a goodwill impairment charge during fiscal 2003. The Company currently has $1.3 million of goodwill recorded on its books; it anticipates that the goodwill impairment charge will likely by between 30% and 50% of the value of goodwill. The impairment will be recorded as a cumulative effect of change in accounting principle on the consolidated statements of earnings in accordance with the transitional provisions of FAS No. 142 in the fourth quarter.

The Company continues to focus on reducing its operating expenses; in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying additional resources into marketing strategies in an attempt to increase the Company's sales and marketing concentrations.

The Company's operating loss for the third quarter of fiscal 2003 was $1.0 million or 8.2% of net sales. The Company had an operating profit during the third quarter of fiscal 2002 of $675,000, which included a $500,000 recovery of legal costs. For the first nine months of fiscal 2003, the Company had an $813,000 operating profit. For the comparable period in fiscal 2002, the Company had an operating profit of $59,000, including $1.0 million for the facility relocation and legal settlement costs.

The Company had no interest expense during the first nine months of fiscal 2003. The Company paid off its remaining long-term debt during fiscal 2002 in conjunction with the sale of its manufacturing facility in Oak Creek, Wisconsin. The Company does, however, maintain a revolving credit facility. The Company did not use its revolving credit facility during fiscal 2002 or the first nine months of fiscal 2003, but pays an unused credit facility charge to maintain its line of credit. The Company expects that it will begin using its line of credit facility in the upcoming months as it prepares for production as a result of increased working capital needs related to the IMP contract and increased capital expenditures.

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

The Company reported a net loss for the third quarter of fiscal 2003 of $638,000 or ($0.19) per diluted common share. The Company reported a net profit for the third quarter of fiscal 2002 of $386,000 or $0.11 per diluted common share, including $308,000 (net of taxes) for the recovery of legal settlement costs. The Company reported year-to-date net earnings of $504,000 or $0.15 per diluted common share. The Company reported net earnings of $152,000 or $0.04 per diluted common share for the comparable year-to-date period last year, including $587,000 (net of taxes) for facility relocation and legal settlement costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, as shown on the Condensed Consolidated Statements of Cash Flows, was approximately $2.7 million for the first nine months of fiscal 2003, as compared to $4.2 million during the first nine months of fiscal 2002. The Company experienced a $1.5 million increase in inventory during the first nine months of fiscal 2003. This increase was primarily in raw materials as the Company adjusted its inventory to meet client forecasts and production schedules. Accounts and notes receivable decreased by approximately $1.0 million during the first nine months of fiscal 2003. The Company increased its provision for doubtful accounts by approximately $37,000 as compared to an increase of $385,000 during the first nine months of fiscal 2002. Depreciation and amortization for the first nine months of fiscal 2003 was approximately $2.5 million as compared to $2.5 million during the first nine months of fiscal 2002.

The Company used approximately $3.9 million of cash in acquiring and upgrading existing machinery and equipment during the first nine months of fiscal 2003, in addition to the $1.2 million associated with the acquisition of Paragon Direct. The Company expects that it will invest approximately $6.0 million during fiscal 2003 in capital expenditures, including expenditures to support the IMP arrangement, but excluding any acquisition opportunities that become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. During the first quarter of fiscal 2003, the Company refinanced one of its existing machinery and equipment leases to obtain a rate more favorable to the Company. Although there were upfront costs, the refinancing results in lower lease rental payments in future months. The Company has approximately $11.4 million in minimum lease payments under existing operating leases as of March 1, 2003; the majority are for production related machinery and equipment. The Company does not currently have any capital lease obligations. Cash used in financing activities decreased substantially, due to the Company's repayment of debt and stock purchases in fiscal 2002.

Outlook Group's board of directors has determined to begin paying quarterly cash dividends. The Company recently announced its third consecutive quarterly cash dividend payment. The cash dividend of $0.05 per share will result in a total payment of approximately $168,000 during the fourth quarter of fiscal 2003. Through the third quarter of fiscal 2003, the Company has paid out approximately $335,000 in cash dividends. A continuation of dividends at that level in future quarters would require similar resources in future periods.

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

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. Interest on the debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company has not used its facility during fiscal 2002 or the first nine months of fiscal 2003; however, the Company is subject to an unused line fee of .25% to maintain its credit facility. As of April 1, 2003, the Company has $1,000,000 outstanding on its revolving credit line, as a result of increased working capital needs and increased capital expenditures, and is in compliance with all of its loan covenants.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may result in additional transactions during fiscal 2003 and beyond.

The Company continues to pursue the sale of its Troy, Ohio facility. Although the Company has not yet received an acceptable offer, the facility is being leased to a third party on a month-to-month basis. It is unclear whether the continuing economic slowdown or other factors will continue to affect the Company's ability to sell that facility on terms acceptable or profitable to the Company, or whether the Company will continue to successfully lease the facility.

The Company's primary source of liquidity has been, and continues to be, cash flows. The Company's future cash flows are dependent upon and affected by many factors, including but not limited to the following:

         - The ability of the Company to attract new and retain existing clients
         - The number and size of the projects completed for these customers
         - The effects of any loss of business of one or more primary customers
         -        Cancellations or delays of customer orders
         -        Changes in sales mix
         -        Changes in general economic conditions and world events
         - Management's effectiveness in managing the manufacturing process
         - The ability to collect in full and in a timely manner, amounts due the Company
         - The ability to acquire and maintain appropriate machinery and equipment
         -        The ability to hire, train and retain a suitable work force
         -        Acquisitions or divestiture activities
         -        Capital asset additions or disposals
         -        Environmental matters

The Company is dependent upon its ability to retain its existing client base, and additionally, obtain new clients. It's success will depend upon the Company's ability to use existing technical and manufacturing capabilities and knowledge in the development and introduction of new value-added products and services targeted at new markets and clients through increased marketing initiatives that allow the Company to differentiate its products and services from that of its competitor's. The failure to utilize its capabilities or properly identify and address the evolving needs of targeted customers and markets, will limit the Company's ability to capture and develop new business opportunities. In addition, the Company's success is dependent on its ability to manufacture products at a competitive cost and subsequently price them competitively. The Company's failure to do this could significantly affect the future profitability of the Company.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The Company had no clients during fiscal 2002 or the first nine months of fiscal 2003 that accounted for more than 10% of net sales.

The loss of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability. As previously announced, a fulfillment client ceased using the Company's services. The termination eliminates a client that represented $1.0 million in fiscal 2002 sales. During the third quarter of fiscal 2003, the Company was notified of reductions in volume by two of its major clients with ongoing projects. These clients represented approximately $4.0 million of sales during fiscal 2002, and approximately $2.2 million of sales to date during fiscal 2003.

Clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business, like the International Masters Publishing Inc. multi-year contract announced March 25, 2003. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. This would continue to make prediction of the Company's future results very difficult. Even though the Company is looking to increase the volume of longer term contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some business in which the Company operates, produce lower profit margins than others. A substantial change in the mix of product sales, could materially affect profit margins. The profit margin experienced for the current period, is not indicative of future profit margins. The Company believes that while there may be several competitors for individual services that it offers, few competitors offer the single source solution that the Company can provide. The Company cannot assure the levels of its sales under its longer-term contracts, including the IMP contract, due to many factors that could cause its actual results to differ. These factors include contract disputes, performance problems, customer financial difficulties or changes in business strategies, changes in demand for the customer's products and/or future negotiated change to the agreements.

On September 11, 2001, New York City and Washington D.C. suffered serious terrorist attacks and there is the risk that the United States may suffer additional attacks in the future. Furthermore, tensions between the United States and Iraq have recently escalated resulting in war. The ultimate cost associated with terrorism and the war with Iraq may place significant burdens on the United States economy as a whole. The potential for future terrorist attacks, the national and international responses to terrorist attacks, war with Iraq and other acts of war or hostility have created many economic and political uncertainties. These events could adversely affect the Company's business and operating results in other ways that presently cannot be predicted and for an undeterminable period of time. Promotional mailings by the Company's clients were significantly reduced as a result of the terrorist attacks and the subsequent anthrax mailings. Technologies such as the Internet will continue to affect the demand for printing services in general and the continuing increases in postal rates will likely impact the direct mail business.

Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decision that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and / or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability. As previously reported, the Company holds a single note receivable (from an unaffiliated party) that is overdue. The Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. Although the Company has previously established a reserve, and currently believes the remaining balance is collectible, the Company may be required to write-off the remaining balance of the note if collection efforts prove ineffective and payments are not received. The Company is fully reserved for this possibility and no impact on current earnings would result if the remaining balance of the note were written off. Declining general economic conditions also increase the risk for the Company, as many of its clients could negatively be impacted by the depressed economy.

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

The Company is dependent upon its ability to hire, train, and retain a skilled work force. On occasion, the Company will contract for and / or hire temporary employees to increase the number of personnel in certain operations as project commitments require. In May 2002, the Company announced a workforce reduction of approximately 12% of its workforce. The Company currently believes that it has appropriately aligned its staffing to be consistent with its current and anticipated levels of business activity. The failure of the Company to properly align and maintain skilled staffing levels could affect the future profitability of the Company. In addition, as occurred in the third quarter of fiscal 2003, the Company may in the future again incur additional employee expenses because of the need to maintain a work force in excess of current needs to service anticipated customer products; such a decision would increase expenses in the short term.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. There can be no assurance that any decisions to acquire new operations, expand, terminate or sell certain existing operations will be implemented successfully. Acquisitions, in particular, are subject to potential problems and inherent risks, including:

         - Difficulties in identifying, financing and completing viable acquisitions
         - Difficulties in integrating the acquired company, retaining the acquired company's customers and achieving the expected benefits of the acquisition, such as expected revenue increases and cost savings
         -        Loss of key employees of the acquired company
         - The resulting diversion of managements' attention away from current operations
         -        The assumption of undisclosed liabilities

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

The Company and the industry in which it operates are subject to environmental laws and regulation concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. These laws and regulations are constantly evolving, making it difficult to predict the effect they may have upon the future capital expenditures, profitability and competitive position of the Company. Growth in the Company's production capacity with a resultant increase in discharges and emissions could require significant capital expenditures for environmental control facilities in the future.

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

The Company has disclosed information pertaining to these events in its fiscal 2002 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ending March 1, 2003. The Company had no commercial commitments to report as of the latest balance sheet date.


     Contractual                                    Less than          1 - 3          4 - 5           After 5
     Obligations                       Total          1 year           years          years            years
     (Dollars in thousands)
     -----------                      -------         -------         -------         -------         -------
     Long-term debt                   $     0         $     0         $     0         $     0         $     0
     Capital lease obligation               0               0               0               0               0
     Operating leases                  11,400           2,161           6,661           2,578               0
     Unconditional purchase
     obligations                            0               0               0               0               0
     Other long-term
     obligations                            0               0               0               0               0
                                      -------         -------         -------         -------         -------
     Total contractual cash
     obligations                      $11,400         $ 2,161         $ 6,661         $ 2,578         $     0
                                      =======         =======         =======         =======         =======

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At March 1, 2003, the Company had loans totaling $435,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

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

The Company's accounting policies are disclosed in its fiscal 2002 Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts receivable, and fixed assets. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and its board of directors.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company's price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. The Company also offers certain of its customers the right to return products that do no meet the standards agreed upon. The Company continuously monitors and tracks such product returns, and while such returns have historically been minimal, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results.

ACCOUNTS AND NOTES RECEIVABLE

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2002 has been used during the first nine months of fiscal 2003. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

FIXED ASSETS AND GOODWILL

The Company continues to apply the criteria established in evaluating and establishing a reserve for long-lived assets determined to be impaired under Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At March 1, 2003 the Company had recorded an impairment reserve of $317,000 associated with certain machinery and equipment. On June 1, 2002, the Company adopted the provision of FAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired. Going forward the Company will need to review goodwill periodically to determine whether it has become impaired and thus must be written off as an expense.

Under the transitional provisions of FAS No. 142, the Company has completed the initial impairment tests on the net goodwill and other intangible assets associated with each of the Company's reporting units, using a valuation date of June 1, 2002. The Company expects that it will recognize a goodwill impairment charge during fiscal 2003. The Company currently has $1.3 million of goodwill recorded on its books; it anticipates that the goodwill impairment charge will likely be between 30% and 50% of the value of goodwill. The impairment will be recorded as a cumulative effect of change in accounting principle on the consolidated statements of earnings in accordance with the transitional provisions of FAS No. 142. The Company expects to record this during the fourth quarter of fiscal 2003.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  99.1  Sarbanes-Oxley Section 906 Certification by the CEO
                  99.2  Sarbanes-Oxley Section 906 Certification by the CFO

         (b)      Reports on Form 8-K.

                  None during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        OUTLOOK GROUP CORP.
                        ------------------
                           (Registrant)

Dated:  April 14, 2003

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


                                 Exhibit Index

99.1                    Sarbanes-Oxley Section 906 Certification by the CEO
99.2                    Sarbanes-Oxley Section 906 Certification by the CFO

Reports on Form 8-K.

None during the period covered by this report.

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

Date:  April 14, 2003

                                /s/ Richard C. Fischer
                                ------------------------------------------------
                                Richard C. Fischer
                                Chairman and Chief Executive Officer

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

Date:  April 14, 2003


                                 /s/ Paul M. Drewek
                                 -----------------------------------------------
                                 Paul M. Drewek
                                 Chief Financial Officer