Form 10-K
period 2003-05-31
OUTLOOK GROUP CORP
filed 2003-08-20
CIK 867490

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

               FOR THE FISCAL YEAR ENDED MAY 31, 2003

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                    (920) 722-2333       FAX (920) 727-8550

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 UNDER THE EXCHANGE ACT).
                          YES [ ]               NO [X]

AS OF JULY 31, 2003, 3,375,555 SHARES OF COMMON STOCK WERE OUTSTANDING; ON NOVEMBER 30, 2002, 3,353,319 SHARES WERE OUTSTANDING. ON NOVEMBER 30, 2002, THE END OF THE REGISTRANTS SECOND QUARTER OF FISCAL 2002, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK (BASED UPON THE $5.70 LAST SALE PRICE ON THE NASDAQ STOCK MARKET, PRIOR TO THAT DATE) HELD BY NON-AFFILIATES (EXCLUDES A TOTAL OF 836,070 SHARES REPORTED AS BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND GREATER-THAN 10% SHAREHOLDERS -- DOES NOT CONSTITUTE AN ADMISSION AS TO AFFILIATE STATUS) WAS APPROXIMATELY $14.5 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        PART OF FORM 10-K INTO WHICH
                   DOCUMENT                        PORTIONS OF DOCUMENTS ARE INCORPORATED
                   --------                        --------------------------------------
       Proxy Statement for 2003 Annual                            Part III
           Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Outlook Group Corp. (the "Company") is a printing, packaging and direct marketing company offering a variety of related services to clients in markets including specialty print, project management, label and packaging materials, and direct mail. The Company leverages its core competencies by cross-selling services to provide a single-source solution for its clients. Founded as a Wisconsin corporation in 1977, the Company initially concentrated on bulk mailing and commercial printing projects. Over the years, the Company's business has expanded to include a variety of related services. Services include the following:

SPECIALTY PRINT

     - CAD and proofing system to assist client product development efforts

     - Computer-to-plate pre-press technology

     - Printing capabilities include 21 presses that offer the following technologies: sheet-fed offset, flexographic, UV flexographic, rotary letterpress and a variety of in-line and off-line variable data imaging techniques

     - Lenticular printing, a technique that creates an illusion of motion, depth, 3D and other dramatic effects

     - Finishing operations that include die-cutting, foil stamping, embossing, spot UV coating, folding, gluing and stitching

     - In-house paper and paperboard sheeting

PROJECT MANAGEMENT

     - Turnkey manufacturing solutions and supply chain management

     - In-house engineering and product development staffs

LABEL AND PACKAGING MATERIALS

     - 12 separate narrow webs, from rotary letterpress to flexo and UV flexo presses support label requirements

     - Solvent-free laminating

     - Pressure sensitive labels, vinyl ID cards, scratch-off and pull-tab pieces and shoe tags

     - Folded coupons, IRC's and roll-to-roll coupons

     - Label-affixing and card-attaching

     - Variable data imaging -- UPC's consecutive numbering and addressing

     - Data technology sample maker and plotters for accurate samples and vinyls

     - Film over wrapping for products including coupons, fabric softener sheets, cereal premiums and other promotional items

     - ASI certified food-grade clean room meets FDA standards

DIRECT MAIL

     - Mailing services that include labeling, personalization, tabbing, poly-bagging, intelligent collating, insertion, shrink-wrapping, metering and postage

     - Computer services that include list management, data conversion, postage presorting, laser printing, Cheshire labels, bar-coding and Zip+4

     - Production services for direct mail brochures, letters, self-mailers, cd-mailers, labels and vinyl cards

     - Distribution services include a computerized inventory system with kit assembly/order filling capabilities

     To leverage its services and ability to be a "single-source solution," and to seek to provide more stable business of a relatively long-term nature, Outlook Group has focused on entry into multi-year agreements with customers to provide "supply chain management" services. Under these agreements, the Company agrees to provide multiple services (which vary from customer-to-customer) over a multi-year period. Outlook Group announced three such supply chain management agreements in fiscal 2003. Although the Company cannot provide assurances, it is seeking to enter into other similar type agreements.

     The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, or expand, terminate or sell certain existing operations in order to position itself for strengthened future performance. There can be no assurances, however, that the Company will be able to successfully implement such strategies or complete those transactions.

     The Company has two reportable segments. These two segments, Outlook Graphics and Outlook Web, are strategic operations that offer different products and services.

  Outlook Graphics

     Primarily through its Outlook Graphics operations ("Outlook Graphics"), the Company's creative design staff utilizes a CAD and proofing system to support client product development. These services include preparatory camera or computerized plate making, layout, typesetting and other related services. Computer-to-plate technology helps assure the best possible color match on press. Although Outlook Graphics does not generally perform pre-press design services, it assists designers in translating a concept into a printed product.

     Outlook Graphics' presses generally use the offset printing process and can print on a wide range of media from uncoated and coated paper to heavy board, including paperboard packaging. Outlook Graphics currently utilizes eight sheet-fed full-color presses of various sizes, the most sophisticated of which are capable of six-color printing. The pressroom has UV curing capabilities as well as reverse printing capabilities.

     Lenticular printing is the combining of interlaced electronic images using a specially designed plastic lenticular lens. This creates the illusion of depth, motion, 3D, and other dramatic effects. The Company's Lenticular Solutions operations use a patented lithographic process to create dynamic printed effects.

     Outlook Graphics provides finishing services for printed items, whether or not printed by the Company. Finishing operations include die cutting, foil stamping, embossing, spot UV coating, folding, gluing and stitching.

     Outlook Graphics provides paperboard packaging and folding carton services. Paperboard packaging consists of utilizing paperboard stock to print and convert folding cartons, u-boards and other point of purchase materials. Data technology sample makers and plotters produce carton samples to customer specifications.

     Outlook Graphics contract packaging services include high speed film over wrapping for products such as coupons, printed pieces, promotional CD ROM's for mailing, toys and other promotional items for insertion in cereal boxes, overwrapping packages and packaging items for vending machines or over wrapping packages and packaging items for insertion into folding cartons or boxes. Outlook Graphics also maintains an ASI certified food and clean room that meets FDA standards for cleanliness and quality.

     Outlooks Graphics direct mail services include labeling, personalizing, tabbing, poly bagging, intelligent collating, insertion, shrink wrapping, metering and postage. Through its Paragon Direct division, computer services include list management, data conversion, postal pre-sorting, laser printing, Cheshire labels, bar coding and zip+4. Outlook Graphics offers complete production services for over wrapping and sampling programs as well as direct mail brochures, letters, self-mailers, cd-mailers, labels and vinyl cards. Outlook

Graphics offers USPS Direct Mail Preparation/Verification Services, which provides it the ability to accelerate the cycle for moving materials to the end user. It has US Postal Service verification for the following services: 1st class, periodicals, standard A, package services, International, and meter mail. It also has the capability to drop ship to the Bulk Mailing Center's (BMC's) or Sectional Center Facilities (SCF's), which will allow clients to achieve greater postal discounts.

     Outlook Graphics offers collateral information management capabilities, which consist of storing and distributing items upon client order. In most cases, distribution items are materials such as forms and booklets that are printed by the Company, often under standing orders from its clients to replenish supplies.

     Eagle Vision Converting, the Company's sheeting facility, offers sheeting services with its Jagenberg and Maxson sheeting equipment. The Company offers vendor managed inventory solutions for its clients for roll and sheet stock inventory as well as in-house customer skid making to exact client specifications.

  Outlook Web

     The Company's Outlook Web operations ("Outlook Web") complements the Company's other specialty printing operations by offering twelve separate narrow webs, from rotary letterpress to flexo and UV flexo presses within one strategic operating facility. These capabilities enhance the Company's ability to cross-sell its services. In its narrow web offerings, OutlookWeb manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards (such as temporary credit cards and identification cards), cartons, and sweepstakes and specialty game pieces. Its most sophisticated machinery permits one-pass, 14-color printing and lamination of various substrates using an in-line process. Outlook Web also provides flexographic printing and laminating of flexible packaging films and papers. In these processes, the Company takes flexible packaging materials (which are purchased from others) and prints, laminates and/or slits the material to client specifications. Outlook Web prints and laminates materials for items such as pouches, bags, vacuum packages, packets, security devices and card and food over wraps, and provides them to clients in convenient rolls of film.

RECENT ACQUISITIONS

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

CLIENTS AND MARKETING

     Due to the project-oriented nature of the Company's business and variances from time to time under longer-term agreements, sales to particular clients may vary significantly from year to year, and period to period, depending upon the number and size of their projects. The identity of those clients may also change. During fiscal 2003 and 2002, no client accounted for more than 10% of the Company's net sales. During fiscal 2001, one client, Kimberly Clark (KC), accounted for 10.1% of the Company's net sales. KC represented less than 10% of the Company's net sales during fiscal 2003 and 2002. As with most of its clients, the Company's sales to KC are pursuant to cancelable purchase orders. In particular, sales depend upon the timing of marketing initiatives that can change frequently and vary significantly from period to period. There is no assurance that these sales will continue in the future.

     As part of its emphasis on longer term, multi-service agreements, the Company entered into three supply chain management agreements (for periods of up to 5 years, plus possible extensions) during fiscal 2003. The Company seeks to focus on these types of agreements to provide stability and a long-term relationship; however, these types of agreements sometimes require up front costs and investments in machinery that are recovered over the course of an agreement, and can thus expose the Company to additional risks relating to the performance of the related customers.

     The Company expects that it may continue to experience significant sales concentration given the relatively large size of projects undertaken for certain clients, and particularly due to the larger supply chain management agreements. Furthermore, the Company's largest clients may vary from year to year depending on the number and size of the projects completed for such clients. The loss of business of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

     Although the Company is emphasizing longer-term relationships and has entered into these types of agreements with some clients, most clients still purchase the Company's services under cancelable purchase orders rather than long-term contracts. In addition to other long-term arrangements, exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to significant period to period changes. Because of the project-oriented nature of the Company's business, the short-term character of a substantial portion of its projects and the nature of the orders for the Company's services, the Company does not believe that backlog is material or meaningful to its business.

     The Company markets its services nationally through certain of its executive officers and its centralized sales group, which at July 31, 2003 included 20 sales and marketing employees and 10 manufacturer's representatives. Sales and marketing activities are centralized and coordinated among the Company's various operations. The Company generally does not enter into employment contracts with its employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

     Raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 47% of the Company's cost of goods sold during fiscal 2003 as compared to 44% of the Company's cost of goods sold during fiscal 2002. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials or for the Company's equipment needs.

COMPETITION

     The market for the services provided by the Company is highly competitive, primarily on the basis of price, quality, production capability, capacity for prompt delivery and continuing relationships. The Company's principal competitors, and the scope of the area in which the Company competes, vary based upon the services offered. Numerous competitors exist for all of the Company's services. While there are fewer competitors offering converting and packaging services, competition remains strong. With respect to specialty printing services, its competitors are numerous and range in size from very large multi-national companies with substantially greater resources than the Company to many smaller local companies. With substantial capital requirements necessary for graphic services equipment in particular, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment. The Company believes that relatively few competitors offer the wide range of services provided by the Company. The Company has experienced some sales loss from foreign competition, particularly in the printing of calendars.

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

EMPLOYEES

     At July 31, 2003, the Company had 457 full-time employees. The Company contracts for and/or hires temporary employees to increase the number of personnel in certain operations as project commitments require. The Company considers its relationship with its employees to be good. Wages and employee benefits represented approximately 29% of the Company's cost of goods sold during fiscal 2003 and approximately 28% of cost of goods sold during fiscal 2002.

WEBSITE ACCESS TO REPORTS

     The Company maintains a website at www.outlookgroup.com. Since June 2003, the Company has made available through its website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after it electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. (Prior to June 2003, the website was solely customer oriented and did not include investor-related information.) Those reports may be accessed by following the links under "Investors Information" at the Outlook Group website.

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

     As part of an acquisition in June 2000, the Company acquired a 42,000 square foot facility in Troy, Ohio. This property has been vacated and its operations moved to Neenah, Wisconsin.

     The Company leases an approximately 75,000 square foot building in Neenah, Wisconsin that is currently used for warehousing. The Company also leases an approximately 37,500 square foot facility in Neenah, Wisconsin for its sheeting operations and another 22,500 square foot facility for additional warehouse space.

     As part of the acquisition of Paragon Direct, Inc. in June 2002, the Company assumed a lease for an approximate 8,500 square foot facility in Milwaukee, Wisconsin for its Paragon Direct operations.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during fiscal 2003. In accordance with the provision of SFAS 144, the Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value. The Company had previously written down the value of certain idle assets by $317,000 and $400,000 as of May 31, 2003 and 2002, respectively.

     The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently utilized by it, is generally sufficient for its currently anticipated needs but that expansion of the Company's business or offering new services, or the optimization of those services could require the Company to obtain additional equipment or facilities. The Company regularly evaluates its facility and equipment needs and would sell, or terminate leases to facilities or equipment, if appropriate.

     Substantially all of the Company's assets are pledged as collateral under financing agreements. See Note D of Notes to Consolidated Financial Statements, which is incorporated herein by reference, for a description of financing secured by mortgages on the properties and equipment owned by the Company and its subsidiary.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company was sued in the U.S. District Court for the Central District of California in fiscal 2003 by Silly Productions, Inc. and its owner Thomas Riccio in Case No. 02-7337. The complaint alleges nine theories of liability, all of which arise out of the actions of a former employee of the Company. The employee appears to have stolen small amounts of certain materials during his employment by the Company, including collectable cards that the Company was printing for the plaintiffs. The employee then sold the materials. The plaintiffs claim that the employee's actions destroyed the market for their trading cards by undercutting the normal retail price for the cards. Although the complaint did not set forth a specific damages claim, the plaintiff has later claimed in discovery that its total damages are $4.9 million, consisting primarily of lost profits. The Company has denied liability, is aggressively defending the claims, and believes that damages (even if any) would be far below the claimed amount. The Company's defenses include provisions in the Terms and Conditions of Sale that exclude claims for lost profits, such as those being asserted by the Plaintiffs.

     In the opinion of management, the Company is not a defendant in any other legal proceedings other than routine litigation that is not material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.

             NAME                  AGE                            POSITION(S)
             ----                  ---                            -----------
Richard C. Fischer.............    64     Chairman of the Board and Chief Executive Officer; Director
Joseph J. Baksha...............    51     President and Chief Operating Officer; Director
Jeffry H. Collier..............    50     Executive Vice President Outlook Group; Director
Paul M. Drewek.................    57     Chief Financial Officer and Secretary

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

     Paul M. Drewek became the Company's Chief Financial Officer in 1998, and its Secretary in 1999. Mr. Drewek previously served as principal of Drewek & Associates (accounting and management consulting). Mr. Drewek also is deemed the Company's principal accounting officer.

                                 *  *  *  *  *

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements. Statements that are not historical facts, particularly those referring to expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe," "anticipate," "expect" or "intend" involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors that are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of
Operations -- Fiscal 2003 Compared to Fiscal 2002"), and "Liquidity and Capital Resources."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is quoted on the NASDAQ Stock Market. The following table sets forth high and low prices as reported on NASDAQ by quarter for the indicated fiscal years and information as to dividends paid in the quarters.

                                                                            DIVIDENDS
                     FISCAL 2003                          HIGH      LOW       PAID
                     -----------                          -----    -----    ---------
Fourth Quarter........................................    $5.61    $3.85      $0.05
Third Quarter.........................................     6.08     4.98      $0.05
Second Quarter........................................     6.32     4.90      $0.05
First Quarter.........................................     5.79     4.00      $0.00
                                                                            DIVIDENDS
                     FISCAL 2002                          HIGH      LOW       PAID
                     -----------                          -----    -----    ---------
Fourth Quarter........................................    $5.51    $4.47      $0.00
Third Quarter.........................................     5.06     4.05      $0.00
Second Quarter........................................     5.02     3.70      $0.00
First Quarter.........................................     5.90     4.40      $0.00

     The Company declared its first cash dividend of $.05 per common share on September 24, 2002. The Company intends to make regular cash dividend payments each quarter, which would result in an annual dividend rate of $.20 cents per share, assuming no change in the quarterly amount. Future cash dividends will be subject to board declaration and economic performance and conditions.

     As of July 31, 2003, the Company had approximately 464 registered shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data of the Company have been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, Disclosure About Critical Accounting Policies, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report.

                                                             FISCAL YEAR ENDED MAY 31,
                                           -------------------------------------------------------------
                                             2003         2002         2001         2000         1999
                                           ---------    ---------    ---------    ---------    ---------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA
Net sales................................  $  61,014    $  67,207    $  70,660    $  72,744    $  68,427
Cost of goods sold.......................     50,760       55,032       56,665       57,294       55,583
                                           ---------    ---------    ---------    ---------    ---------
Gross profit.............................     10,254       12,175       13,995       15,450       12,844
Selling, general and administrative
  expenses...............................     11,013       10,714       11,882       12,000       10,554
Facility relocation expenses and legal
  settlement costs.......................         --          835           --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Operating profit (loss)..................       (759)         626        2,113        3,450        2,290
Other income (expense):
  Interest expense.......................        (17)         (61)        (372)        (600)        (627)
  Interest and other income..............        219          439          497          619          609
                                           ---------    ---------    ---------    ---------    ---------
Earnings (loss) from operations before
  income taxes and cumulative effect of
  change in accounting principle.........       (557)       1,004        2,238        3,469        2,272
Income tax expense (benefit).............       (226)         341          942        1,451          877
                                           ---------    ---------    ---------    ---------    ---------
Earnings (loss) before cumulative effect
  of change in accounting principle......       (331)         663        1,296        2,018        1,395
Cumulative effect of change in accounting
  principle (net of tax).................       (236)          --           --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss)......................       (567)         663        1,296        2,018        1,395
                                           =========    =========    =========    =========    =========
Net earnings (loss) per common
  share -- Basic
     Before cumulative effect of change
       in accounting principle...........  $   (0.10)   $    0.20    $    0.34    $    0.47    $    0.30
     Cumulative effect of change in
       accounting principle (net of
       tax)..............................      (0.07)          --           --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss) per share -- Basic...  $   (0.17)   $    0.20    $    0.34    $    0.47    $    0.30
                                           =========    =========    =========    =========    =========
Net earnings (loss) per common share --
  Diluted
     Before cumulative effect of change
       in accounting principle...........  $   (0.10)   $    0.19    $    0.34    $    0.47    $    0.30
     Cumulative effect of change in
       accounting principle (net of
       tax)..............................      (0.07)          --           --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss) per
  share -- Diluted.......................  $   (0.17)   $    0.19    $    0.34    $    0.47    $    0.30
                                           =========    =========    =========    =========    =========
Weighted average number of shares
  outstanding
     Basic...............................  3,353,875    3,395,459    3,816,386    4,308,382    4,667,132
     Diluted.............................  3,353,875    3,422,180    3,867,530    4,323,834    4,667,542
BALANCE SHEET DATA (AT FISCAL YEAR END)
Working capital..........................  $  11,147    $  13,139    $  13,670    $  12,452    $  14,008
Total assets.............................  $  39,769    $  38,873    $  43,078    $  47,866    $  51,766
Long-term debt, including current
  maturities.............................  $   1,500    $      --    $   2,000    $   2,800    $   4,753
Shareholders' equity, including
  redeemable equity......................  $  30,249    $  31,364    $  32,062    $  33,064    $  34,678

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following section presents a discussion and analysis of the Company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," and "Liquidity and Capital Resources." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

     The following table shows, for the fiscal years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                           PERCENTAGE OF NET SALES
                                                          FISCAL YEAR ENDED MAY 31,
                                                         ---------------------------
                                                         2003       2002       2001
                                                         -----      -----      -----
Net sales..............................................  100.0%     100.0%     100.0%
Cost of goods sold.....................................   83.2       81.9       80.2
                                                         -----      -----      -----
Gross profit...........................................   16.8       18.1       19.8
Selling, general and administrative expenses...........   18.0       15.9       16.8
Facility relocation and legal settlement costs.........     --        1.3         --
                                                         -----      -----      -----
Operating profit (loss)................................   (1.2)       0.9        3.0
Other income (expense):
  Interest expense.....................................     --       (0.1)      (0.5)
  Interest and other income............................    0.3        0.7        0.7
                                                         -----      -----      -----
Earnings (loss) from operations before income taxes and
  cumulative effect of change in accounting
  principle............................................   (0.9)       1.5        3.2
Income tax expense (benefit)...........................   (0.4)       0.5        1.4
                                                         -----      -----      -----
Earnings (loss) before cumulative effect of change in
  accounting principle.................................   (0.5)       1.0        1.8
Cumulative effect of change in accounting principle....   (0.4)        --         --
                                                         -----      -----      -----
Net earnings (loss)....................................   (0.9)%      1.0%       1.8%
                                                         =====      =====      =====

FISCAL 2003 COMPARED TO FISCAL 2002

     The Company's net sales for fiscal 2003 were $61.0 million, down $6.2 million or 9.2% from fiscal 2002 sales of $67.2 million. The Graphics business segment had sales of $33.4 million, down $2.9 million or 8.0% from fiscal 2002 sales of $36.3 million. The Web business segment had sales of $28.8 million, down

$2.6 million or 8.2% from fiscal 2002 sales of $31.4 million. The Company's net sales performance for fiscal 2003 is summarized in the following chart:

               NET SALES                   FISCAL 2003    FISCAL 2002    $ CHANGE    % CHANGE
               ---------                   -----------    -----------    --------    --------
Graphics...............................      $33,372        $36,302      $(2,930)      (8.0)%
Web....................................       28,833         31,414       (2,581)      (8.2)%
All other..............................       (1,191)          (509)        (682)     134.0 %
                                             -------        -------      -------      -----
     Total.............................      $61,014        $67,207      $(6,193)      (9.2)%
                                             =======        =======      =======      =====

     The Company's net sales are comprised as follows:

                     SALES BREAKDOWN                         FISCAL 2003    FISCAL 2002
                     ---------------                         -----------    -----------
Graphics.................................................        54.7%          54.0%
Web......................................................        47.3%          46.7%
All other................................................        (2.0)%         (0.7)%
                                                                -----          -----
     Total...............................................       100.0%         100.0%
                                                                =====          =====

     The continuing and sustained decline in general economic conditions continue to negatively impact the Company and the industry in which it operates. In addition, two customers with formerly recurring business in the Graphics segment (together representing $4.0 million in sales during fiscal 2002) reduced ongoing projects with the Company; these actions both further reduced sales and will continue to affect sales going forward. The lower sales reflect continued weakness in the promotional projects market, especially direct mail. Increased competitive pressures have also had a negative impact on prices. The potential for future terrorist attacks, the national and international responses to terrorist attacks, war with Iraq and other acts of war or hostility have created many economic and political uncertainties. These events could adversely affect business and operating results in other ways that presently cannot be predicted.

     During the fourth quarter of fiscal 2003, the Company announced that it had signed a five-year supply chain agreement with International Masters Publishers Inc (IMP). The IMP contract provides for total net sales of approximately $75 million, although that amount cannot be assured and actual sales under this agreement will depend upon the actual level of orders and activity. Assuming the net sales under the IMP contract occur as anticipated, they would substantially affect the Company's sales and costs. Due to the timing of the contract, only $658,000 of IMP sales were recorded in fiscal 2003, and IMP sales are not expected to reach their potential until the second quarter of fiscal 2004. Under the IMP agreement, the Company incurred significant start-up costs, which will be recovered over the term of the agreement; therefore, by its nature, this type of contract exposes the Company to additional risk in the event the customer does not perform the agreement or other factors arise which were not anticipated at the onset of this arrangement.

     The Company's gross profit as a percentage of net sales decreased to 16.8% in fiscal 2003 from 18.1% in fiscal 2002. The gross profit margin decreased $1.9 million from fiscal 2002 to $10.3 million. Gross margins decreased primarily as a result of reduced sales, increases in certain raw materials, a product sales mix that produced lower overall profit margins and the continued economic slowdown that continued to put a squeeze on the already competitive markets in which the Company operates. As a consequence of the downturn in sales and termination of certain relationships during the third quarter, the Company was overstaffed for its remaining business; however, it decided to retain certain employees in excess of its needs in anticipation of the execution of the IMP contract, in addition to the regular labor and material costs for production and services. That decision increased employee-related costs because the Company did not take certain steps to lower labor costs than it otherwise would have taken. The Company currently believes that it has sufficient personnel to carry on its current and anticipated business needs, but will occasionally contract for and/or hire temporary employees to increase the number of personnel in certain operations, as project commitments require.

     In addition to these factors, the Company incurred approximately $650,000 of direct charges in the fourth quarter for start-up costs related to the IMP contract. The Company estimates that additional costs for freight, set-up, and training will be incurred during the remainder of the IMP transition, primarily in the first quarter of fiscal 2004. Inventory write-offs were $154,000 in fiscal 2003 compared to $69,000 in fiscal 2002. Inventory at May 31, 2003 was $8.0 million, approximately $2.5 million higher than at May 31, 2002. The increase in raw material inventory was primarily for clients whose projects began in the first quarter of fiscal 2004. In addition, the Company began building finished goods inventory in conjunction with the signing of several new long-term contracts.

     The Company continues its efforts related to continuous process improvement and is committed to increasing efforts to provide defect-free products and services, all of which have contributed to the overall reduction of costs. The Company experienced quality issues in materials supplied by certain vendors, which negatively affected its performance. The Company is pursuing the reimbursement from the third party vendors; however, it cannot assure that it will receive reimbursement for any of these costs. In addition, one of the Company's presses required unexpected maintenance and repair, which resulted in a loss of net sales and increased expenses.

     The Company's selling, general and administrative expenses decreased $536,000 and represented 18.0% of the Company's net sales during fiscal 2003 as compared to 17.2% of net sales in fiscal 2002. The results for fiscal 2003 include an impairment charge of $196,000 ($122,000 net of tax) for the write-off of technology and $200,000 ($114,000 net of tax) related to the amortization of a customer list, both of which related to the Company's acquisition of Paragon Direct in June 2002. The Company continues to focus on reducing operating expenses, in particular those that do not contribute to increased sales or increased profit margins. The Company has recently made significant investments in training current and new employees to service the new major accounts, without the benefit of corresponding increases in sales to offset them.

     During fiscal 2002, the Company incurred non-recurring facility relocation and legal settlement expenses of $835,000. These charges relate to certain unusual charges generated in the first six months for the relocation of the Company's former Oak Creek facility to its Neenah facility and the settlement of a lawsuit related to the Company's Oak Creek production facility. The Company incurred approximately $900,000 of charges related to the relocation of the facility. Approximately $300,000 relates to the facility relocation along with severance costs, and approximately $600,000 associated with equipment renovations and start-up costs. These costs included "stay" bonuses to certain Oak Creek employees to incent them to remain through the move. In addition, the costs included moving and reconfiguring certain items of machinery, its subsequent installation in Neenah and certain infrastructure changes in Neenah to accommodate the move. The remaining $65,000 is the net recovery of legal expenses associated with a lawsuit of the Company's former Oak Creek facility. The Company recognized a charge of $500,000 in connection with this lawsuit along with approximately $55,000 of associated legal expense during the first quarter of fiscal 2002. Through a subsequent lawsuit settlement of litigation against a third party and insurance proceeds, the Company recognized the $500,000 legal recovery during the third quarter of fiscal 2002. During the fourth quarter of fiscal 2002, the Company recognized an additional $120,000 for recovery of related legal expenses, including some legal expenses incurred during the previous fiscal year.

     Interest expense decreased approximately $44,000 from the prior year. The reduction is due primarily to the extinguishment of the Company's long-term debt. The Company paid off its remaining long-term debt during the second quarter of fiscal 2002 in conjunction with the sale of its manufacturing facility in Oak Creek, Wisconsin. At May 31, 2003, the Company had $1.5 million outstanding on its revolving credit facility at a rate of 4.25%, and pays an unused credit facility charge of 0.25% to maintain its line of credit. The Company expects that it will continue to use its revolving credit facility to meet its increased working capital needs as it relates to the new contracts and increased capital expenditures.

     The Company had a $557,000 pre-tax loss before a cumulative effect of change in accounting principle. The results for fiscal 2003 include a $196,000 pre-tax impairment charge for the write-off of technology and $200,000 related to the amortization of a customer list both of which related to the Company's acquisition of Paragon Direct in June 2002 and direct start-up costs related to the IMP contract of $650,000. Fiscal 2002 pre-tax earnings were $1.0 million. The fiscal 2002 results include $835,000 for the facility relocation and legal settlement costs.

     The Company's effective tax rate for fiscal 2003 was 40.6% as compared to 34.0% during fiscal 2002.

     In fiscal 2003 the Company had a net loss per diluted common share of $(0.10) before a cumulative effect of change in accounting principle. The net loss reported by the Company including the cumulative effect of change in accounting principle was $(0.17) per diluted common share. In fiscal 2002, the Company reported net earnings of $0.19 per diluted common share.

     The Company reported a loss related to the cumulative effect of change in accounting principle (net of tax) of $236,000, or $(0.07) per diluted common share.

     Effective June 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment only approach.

     The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

     Under adoption of SFAS No. 142, goodwill and indefinite-lived intangible assets being amortized, were tested for impairment. Using the SFAS No. 142 approach described above, the Company estimated the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. As a result, the Company recorded a transitional goodwill impairment charge as of June 1, 2002 of approximately $352,000 ($236,000 net of income taxes), which is reflected as a cumulative effect of accounting change in the Consolidated Statement of Earnings.

     The change in the carrying amount of goodwill by reportable segments were as follows:

                                                              GRAPHICS        WEB         TOTAL
                                                              ---------    ---------    ----------
June 1, 2001..............................................    $ 390,524    $ 880,441    $1,270,965
  Amortization............................................      (38,215)     (79,778)     (117,993)
                                                              ---------    ---------    ----------
May 31, 2002..............................................      352,309      800,663     1,152,972
  Impairment charge.......................................     (352,309)          --      (352,309)
                                                              ---------    ---------    ----------
May 31, 2003..............................................    $      --    $ 800,663    $  800,663
                                                              =========    =========    ==========

     No treasury stock was purchased during the fiscal year 2003.

FISCAL 2002 COMPARED TO FISCAL 2001

     The Company's net sales were $67.2 million for fiscal 2002, down 4.9 % or $3.5 million from fiscal 2001 net sales of $70.7 million. The Graphics business segment had net sales for fiscal 2002 of $36.3 million, down $1.7 million or 4.5%, from fiscal 2001 net sales of $38.0. The Web business segment had net sales for fiscal 2002 of $31.4 million, down 6.1% or $2.0 million from fiscal 2001 net sales of $33.5. The economic slowdown experienced in the last six months of fiscal 2001 continued into fiscal 2002. The effects were exacerbated by the terrorist attacks of September 11, 2001 and the anthrax scare, which diminished promotional mailings and related services. The ensuing loss of investor confidence and a volatile stock market have further affected the markets for the Company's materials. All of the Company's business segments have been negatively impacted by the weakened economy.

     Gross profit as a percentage of net sales decreased to 18.1% in fiscal 2002 from 19.8% in fiscal 2001. The gross profit margin decreased $1.8 million from fiscal 2001 to $12.2 million. Gross margins decreased primarily as a result of reduced sales, a product sales mix that produced lower overall profit margins, and the continued economic slowdown that continued to put a squeeze on the already competitive markets in which the Company operates. The combination of these factors coupled with operating inefficiencies (beyond the non-recurring charges) as the Company merged its Oak Creek and Neenah Web facilities, also decreased the Company's gross profit margin as compared to its results of operations from the prior year. Inventory write-offs were $69,000 in fiscal 2002 compared to $300,000 in fiscal 2001. Inventory at May 31, 2002 was $5.4 million, approximately $1.3 million lower than at May 31, 2001. During fiscal 2001, the Company had built up its work in process and finished goods inventory in anticipation of its facility move from Oak Creek to Neenah, and to attempt to help ensure that clients would have the necessary finished goods expected to draw upon during the transition time.

     Selling, general and administrative expenses for fiscal 2002 include approximately $835,000 of non-recurring facility relocation and legal settlements costs. Excluding the Company's non-recurring facility relocation and legal settlement costs, the Company's selling, general and administrative expenses decreased $1.2 million and represented 15.9% of the Company's net sales during fiscal 2002 as compared to 16.8% of net sales in fiscal 2001. Compared to fiscal 2001, the Company experienced decreases in travel expenses, professional services, bad debt expenses, administrative wages, and recruiting expenses. The decrease in professional services was the result of the Company resolving its outstanding legal issues and the classification of some analogous expenses in fiscal 2002 in the non-recurring charges. The decrease in bad debt expense results from adjusting increases to the bad debt reserves based on continued on-going analysis of the potential exposure. The Company continues to focus on reducing operating expenses, in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying resources into marketing strategies in an attempt to increase the Company's efforts to increase its sales and marketing concentrations. The Company experienced increases in sales wages and commission expense compared to fiscal year 2001.

     Interest expense decreased approximately $311,000 from the prior year. The reduction is due primarily to the extinguishment of the Company's long-term debt. The Company paid off its remaining long-term debt during the second quarter of fiscal 2002 in conjunction with the sale of its manufacturing facility in Oak Creek, Wisconsin. The Company's long-term debt decreased from $2.8 million at May 31, 2001 to zero at May 31, 2002. The Company did not have to use its line of credit facility during fiscal 2002 but pays an unused credit facility charge of 0.25% to maintain its line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     As shown on the Consolidated Statements of Cash Flows, fiscal 2003 cash provided from operating activities was $539,000 as compared to $7.3 million in fiscal 2002. In fiscal 2003, the Company used $4.7 million to acquire and upgrade existing machinery and equipment. In addition, the Company used $1.4 million cash from operations to finance the acquisition of its Paragon Direct operations in June 2002.

     The Company's operating cash was decreased by a $2.5 million increase in inventory. The Company continues to monitor its inventory requirements and the credit worthiness of its clients.

     Outlook Group's board of directors has authorized the payment of quarterly cash dividends. The Company has paid approximately $502,000 or $0.15 per common share in cash dividends in fiscal 2003. A continuation of dividends at that level or any level is dependent on resources available in future periods. The Company recently announced its fourth consecutive quarterly cash dividend payment paid during July 2003. The cash dividend of $0.05 per share will result in a total payment of approximately $168,000 during the first quarter of fiscal 2004.

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

     As previously reported, the Company holds a single note receivable that is overdue. The Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. The Company is fully reserved for the possibility that if collection efforts prove ineffective and no payments are received, no impact on current earnings would result if the remaining balance of the note were written off.

     The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. Interest on the debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company did not use its facility during fiscal 2002 or the first nine months of fiscal 2003; however, the Company is subject to an unused line fee of 0.25% to maintain its credit facility. As of May 31, 2003, the Company has $1.5 million outstanding on its revolving credit line at a rate of 4.25%, as a result of increased working capital needs and increased capital expenditures, and is in compliance with all of its loan covenants. As of July 31, 2003, the Company has $5.5 million outstanding on its revolving credit line.

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

     - The effects of any loss of business of one or more primary customers

     - Cancellations or delays of customer orders

     - Changes in sales mix

     - Changes in general economic conditions and world events

     - The Company's ability to successfully complete start-up activities related to new long-term contracts

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

     Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The Company had no clients during fiscal 2002 or fiscal 2003 that accounted for more than 10% of net sales.

     The loss of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability. During the third quarter of fiscal 2003, the Company was notified of reductions in volume by two of its major clients with ongoing projects. These clients represented approximately $4.0 million of sales during fiscal 2002, and approximately $2.2 million of sales during fiscal 2003. In addition, approximately $1.0 million of calendar business was lost due to foreign competition.

     Clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business, like the IMP multi-year contract announced March 25, 2003. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. In addition, significant contracts, such as the contract with IMP, expose the Company to additional risks, which would result from non-performance by the particular customer because of the relative significance of those contracts. This would continue to make predictions of the Company's future results very difficult. Even though the Company is looking to increase the volume of longer term contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

     Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some business in which the Company operates, produce lower profit margins than others. A substantial change in the mix of product sales, could materially affect profit margins. The profit margin experienced for the current period, is not indicative of future profit margins. The Company believes that while there may be several competitors for individual services that it offers, few competitors offer the single source solution that the Company can provide. The Company cannot assure the levels of its sales under its longer-term contracts, including the IMP contract, due to many factors that could cause its actual results to differ. These factors include contract disputes, performance problems, customer financial difficulties or changes in business strategies, changes in demand for the customer's products and or future negotiated change to the agreements.

     On September 11, 2001, New York City and Washington D.C. suffered serious terrorist attacks and there is the risk that the United States may suffer additional attacks in the future. Furthermore, tensions between the United States and Iraq have recently escalated resulting in war. The ultimate cost associated with terrorism and the war with Iraq has placed significant burdens on the United States economy as a whole. The potential for future terrorist attacks, the national and international responses to terrorist attacks, war with Iraq and other acts of war or hostility have created many economic and political uncertainties. These events could adversely affect our business and operating results in other ways that presently cannot be predicted and for an undeterminable period of time. Promotional mailings by the Company's clients were significantly reduced as a result of the terrorist attacks and the subsequent anthrax mailings. Technologies such as the Internet will continue to affect the demand for printing services in general and the continuing increases in postal rates and legislation changes such as "do not call" could impact the direct mail business.

     Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

     From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability. Declining general economic conditions also increase the risk for the Company, as many of its clients could negatively be impacted by the depressed economy.

     The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company depends upon the functioning of such machinery and its ability to acquire and maintain appropriate equipment. In addition, the Company sometimes must acquire specific machinery in order to perform tasks for particular customers or types of projects, and sometimes must make modifications to meet customer needs. Among other factors, the Company may be affected by equipment malfunctions, the inability to timely configure machinery, training and operational needs related to the equipment, which may delay its utilization, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state of the art equipment.

     The Company is dependent upon its ability to hire, train, and retain a skilled work force. On occasion, the Company will contract for and/or hire temporary employees to increase the number of personnel in certain operations as project commitments require. In May 2002, the Company announced a workforce reduction of approximately 12% of its workforce. The Company currently believes that it has appropriately aligned its staffing to be consistent with its current and anticipated levels of business activity. The failure of the Company to properly align and maintain skilled staffing levels could affect the future profitability of the Company. In addition, as occurred in the third quarter of fiscal 2003, the Company may in the future again incur additional employee expenses because of the need to maintain a work force in excess of current needs to service anticipated customer products; such a decision would increase expenses in the short term.

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

     The Company had no commercial commitments to report as of the latest balance sheet date.

                                                          LESS THAN
          CONTRACTUAL OBLIGATIONS               TOTAL      1 YEAR      1 - 3 YEARS    4 - 5 YEARS    AFTER 5 YEARS
          -----------------------              -------    ---------    -----------    -----------    -------------
Long-term debt.............................    $     0     $    0        $    0         $    0            $ 0
Capital lease obligation...................          0          0             0              0              0
Operating lease............................     10,860      2,161         6,211          2,436             52
Unconditional purchase obligations.........          0          0             0              0              0
Other long-term obligations................          0          0             0              0              0
                                               -------     ------        ------         ------            ---
Total contractual cash.....................    $10,860     $2,161        $6,211         $2,436            $52
                                               =======     ======        ======         ======            ===

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

     The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At May 31, 2003, the Company had loans totaling $374,000. The loans bear an interest rate of 4.94% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

     As a result of legislation enacted on July 30, 2002, the Company will no longer make or modify loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

     The Company's accounting policies are disclosed in its fiscal 2003 Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts receivable, fixed assets, and intangible assets.

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

ACCOUNTS AND NOTES RECEIVABLE

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2002 has been used during fiscal 2003. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

INVENTORY

     The Company values inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed under "Further Disclosures Concerning Liquidity and Capital Resources, Including 'Off-Balance Sheet' Arrangements," customers may cancel their order, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of inventory. The Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by the Company's customers that could impact the value of inventory are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

FIXED ASSETS AND GOODWILL

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during fiscal 2003. In accordance with the provision of SFAS 144, the Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value. The Company had previously written down the value of certain idle assets by $317,000 and $400,000 as of May 31, 2003 and 2002, respectively.

     On June 1, 2002, the Company adopted the provision of SFAS No. 142 "Goodwill and Other Intangible Assets" for evaluating whether goodwill or indefinite-lived intangible assets are impaired. Going forward the Company will need to review goodwill and other indefinite-lived intangible assets on at least an annual basis to determine whether they are impaired.

     Under the transitional provisions of SFAS No. 142, the Company has completed the initial impairment tests on goodwill and other indefinite-lived intangible assets associated with each of the Company's reporting units, using a valuation date of June 1, 2002. The Company recognized a goodwill impairment charge of $352,000 ($236,000 net of taxes) during fiscal 2003, in its Graphics segment. The impairment has been recorded as a cumulative effect of change in accounting principle on the consolidated statements of earnings in accordance with the transitional provisions of SFAS No. 142. In addition, the Company wrote-off $196,000 ($122,000 net of tax) of technology related to the Company's acquisition of Paragon Direct in June 2002.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB or the "Board") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company in fiscal year 2004. This pronouncement is not expected to have a material effect on the Company's financial statements.

     In May 2003, the Financial Accounting Standards Boars (FASB or the "Board") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" This standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This statement is effective for the Company in fiscal year 2004. This pronouncement is not expected to have a material effect on the Company's financial statements.

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

                                                                            QUARTER
                                                            ----------------------------------------
                          2003                               FIRST     SECOND      THIRD     FOURTH
                          ----                              -------    -------    -------    -------
Net sales...............................................    $16,998    $17,320    $12,596    $14,100
Gross profit............................................      3,682      3,463      1,401      1,708
Net income (loss) before cumulative effect of change in
  accounting principle..................................        658        484       (638)      (835)
Cumulative effect of change in accounting principle (net
  of tax)...............................................       (236)        --         --         --
                                                            -------    -------    -------    -------
Net income (loss).......................................        422        484       (638)      (835)
                                                            =======    =======    =======    =======
Earnings (loss) per common share before cumulative
  effect of change in accounting principle -- Basic.....    $  0.20    $  0.14    $ (0.19)   $ (0.25)
Cumulative effect of change in accounting
  principle -- Basic....................................    $ (0.07)        --         --         --
                                                            -------    -------    -------    -------
Earnings (loss) per common share -- Basic...............    $  0.13    $  0.14    $ (0.19)   $ (0.25)
                                                            =======    =======    =======    =======
Earnings (loss) per common share before cumulative
  effect of change in accounting principle -- Diluted...    $  0.20    $  0.14    $ (0.19)   $ (0.25)
Cumulative effect of change in accounting
  principle -- Diluted..................................    $ (0.07)        --         --         --
                                                            -------    -------    -------    -------
Earnings (loss) per common share -- Diluted.............    $  0.13    $  0.14    $ (0.19)   $ (0.25)
                                                            =======    =======    =======    =======

                                                                            QUARTER
                                                            ----------------------------------------
                          2002                               FIRST     SECOND      THIRD     FOURTH
                          ----                              -------    -------    -------    -------
Net sales...............................................    $17,623    $18,077    $15,813    $15,694
Gross profit............................................      3,078      3,128     25,425      3,427
Net income (loss).......................................       (484)       250        386        511
Earnings (loss) per common share
  Basic.................................................    $ (0.14)   $  0.07    $  0.12    $  0.15
  Diluted...............................................    $ (0.14)   $  0.07    $  0.11    $  0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Disclosure Controls and Procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     Internal Control Over Financial Reporting: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about October 16, 2003 ("2003 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 2003 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Annual Meeting Proxy Statement, in addition to the table below.

     In addition to the information, which is incorporated in this item by reference to the 2002 Annual Meeting Proxy Statement, the following chart gives aggregate information regarding grants under all equity compensation plans of the Company through May 31, 2003:

                                                                                             NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                           NUMBER OF SECURITIES                            FOR FUTURE ISSUANCE UNDER
                                            TO BE ISSUED UPON        WEIGHTED AVERAGE         EQUITY COMPENSATION
                                               EXERCISE OF          EXERCISE PRICE OF          PLANS (EXCLUDING
                                           OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     SECURITIES REFLECTED IN
             PLAN CATEGORY                 WARRANTS AND RIGHTS     WARRANTS AND RIGHTS            1ST COLUMN)
             -------------                 --------------------    --------------------    -------------------------
Equity compensation plans approved by
  security holders(1)..................          246,750                  $4.57                     54,000
Equity compensation plans not approved
  by security holders..................                0                    N/A                          0
                                           --------------------                            -------------------------
Total..................................          246,750                  $4.57                     54,000
                                           ====================                            =========================

-------------------------
(1) Represents options granted under the Company's 1999 Stock Option Plan, and its predecessor 1990 Stock Option Plan ("1990 Plan"). No further options may be granted under the 1990 plan, and the numbers of securities remaining are all under the 1999 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item is incorporated by reference to "Certain Transactions" in the 2003 Annual Meeting Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents Filed:

          (1) Financial Statements.   See the following "Index to Financial
     Statements and Financial Statement Schedules," which is incorporated herein by reference.

          (2) Financial Statement Schedules.   See the following "Index to
     Financial Statements and Financial Statement Schedules," which is incorporated herein by reference.

          (3) Exhibits.   See Exhibit Index included as last part of this
     report, which is incorporated herein by reference.

     (b) Reports on Form 8-K:

          The Company filed a Form 8-K dated April 1, 2003 to report the Company's third quarter results for the period ended March 1, 2003.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets as of May 31, 2003 and 2002.....   F-3
Consolidated Statements of Operations for the years ended
  May 31, 2003, 2002 and 2001...............................   F-4
Consolidated Statements of Shareholders' Equity for the
  years ended May 31, 2003, 2002 and 2001...................   F-5
Consolidated Statements of Cash Flows for the years ended
  May 31, 2003, 2002 and 2001...............................   F-6
Notes to Consolidated Financial Statements..................   F-7

     The following financial statement schedule of the Company, appears on the indicated page in this Form 10-K Annual Report:

                                                               PAGE
                                                              NUMBER
                                                              IN 10-K
                                                              -------
Statement of Management Responsibility for Financial
  Statements................................................   F-17
For each of the three years in the period ended May 31,
  2003:
Schedule II -- Valuation and Qualifying Accounts............   F-18

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Outlook Group Corp. and Subsidiaries

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Outlook Group Corp. and its subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set for therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of those statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

     As described in Note B, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective June 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
July 17, 2003

                              OUTLOOK GROUP CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                               MAY 31,     MAY 31,
                                                                2003        2002
                                                               -------     -------
                                                              (IN THOUSANDS EXCEPT
                                                                 SHARE AMOUNTS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $      2    $  3,021
  Accounts receivable, less allowance for doubtful accounts
     of $478 and $459, respectively.........................     7,223       7,575
  Notes receivable -- current...............................        12          85
  Inventories...............................................     7,950       5,411
  Deferred income taxes.....................................       846         847
  Income taxes refundable...................................       810          --
  Other.....................................................       545         500
                                                              --------    --------
     Total current assets...................................    17,388      17,439
Notes receivable non-current, less allowance for doubtful
  accounts of $652 and $478 respectively....................         1         187
Property, plant, and equipment
  Land......................................................       583         583
  Building and improvements.................................    10,621      10,088
  Machinery and equipment...................................    40,237      37,642
                                                              --------    --------
                                                                51,441      48,313
     Less: accumulated depreciation.........................   (30,347)    (28,340)
                                                              --------    --------
                                                                21,094      19,973
Other assets................................................     1,286       1,274
                                                              --------    --------
     Total assets...........................................  $ 39,769    $ 38,873
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Bank revolver loan........................................  $  1,500    $     --
  Accounts payable..........................................     2,025       1,977
  Book overdraft............................................       729          --
  Accrued liabilities:
     Salaries and wages.....................................     1,612       1,925
     Other..................................................       375         398
                                                              --------    --------
       Total current liabilities............................     6,241       4,300
Deferred income taxes.......................................     3,279       3,209
Commitments and contingencies (Note H)......................        --          --
Shareholders' Equity
  Cumulative preferred stock, $.01 par value -- authorized
     1,000,000 shares; non issued...........................        --          --
  Common stock, $.01 par value -- authorized 15,000,000
     shares; 5,152,382 and 5,137,382 shares issued and
     outstanding at May 31, 2003 and May 31, 2002,
     respectively...........................................        52          51
  Additional paid-in capital................................    18,888      18,828
  Retained earnings.........................................    23,422      24,659
  Officer loans.............................................      (374)       (435)
                                                              --------    --------
                                                                41,988      43,103
  Less: 1,789,063 shares of treasury stock at cost at both
     dates..................................................   (11,739)    (11,739)
                                                              --------    --------
     Total shareholders' equity.............................    30,249      31,364
                                                              --------    --------
     Total liabilities and shareholders equity..............  $ 39,769    $ 38,873
                                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED MAY 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS EXCEPT SHARE AND
                                                                     PER SHARE AMOUNTS)
Net sales...................................................  $  61,014   $  67,207   $  70,660
Cost of goods sold..........................................     50,760      55,032      56,665
                                                              ---------   ---------   ---------
Gross profit................................................     10,254      12,175      13,995
Selling, general and administrative expenses................     11,013      10,714      11,882
Facility relocation and legal settlement costs..............         --         835          --
                                                              ---------   ---------   ---------
Operating profit (loss).....................................       (759)        626       2,113
Other income (expense):
  Interest expense..........................................        (17)        (61)       (372)
  Interest and other income.................................        219         439         497
                                                              ---------   ---------   ---------
Earnings (loss) from operations before income taxes and
  cumulative effect of change in accounting principle.......       (557)      1,004       2,238
Income tax expense (benefit)................................       (226)        341         942
                                                              ---------   ---------   ---------
Earnings (loss) before cumulative effect of change in
  accounting principle......................................       (331)        663       1,296
Cumulative effect of change in accounting principle (net of
  tax)......................................................       (236)         --          --
                                                              ---------   ---------   ---------
Net earnings (loss).........................................  $    (567)  $     663   $   1,296
                                                              =========   =========   =========
Net earnings (loss) per share:
Earnings (loss) per share before cumulative effect of change
  in accounting principle -- Basic..........................  $   (0.10)  $    0.20   $    0.34
Per share cumulative effect of change in accounting
  principle (net of tax) -- Basic...........................      (0.07)         --          --
                                                              ---------   ---------   ---------
Net earnings (loss) per share -- Basic......................  $   (0.17)  $    0.20   $    0.34
                                                              =========   =========   =========
Earnings (loss) per share before cumulative effect of change
  in accounting principle -- Diluted........................  $   (0.10)  $    0.19   $    0.34
Per share cumulative effect of change in accounting
  principle (net of tax) -- Diluted.........................      (0.07)         --          --
                                                              ---------   ---------   ---------
Net earnings (loss) per share -- Diluted....................  $   (0.17)  $    0.19   $    0.34
                                                              =========   =========   =========
Weighted average number of shares outstanding
  Basic.....................................................  3,353,875   3,395,459   3,816,386
                                                              =========   =========   =========
  Diluted...................................................  3,353,875   3,422,180   3,867,530
                                                              =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                COMMON STOCK      ADDITIONAL                           TREASURY STOCK
                             ------------------    PAID-IN-    RETAINED   OFFICER   --------------------
                              SHARES     AMOUNT    CAPITAL     EARNINGS    LOANS     SHARES      AMOUNT     TOTAL
                             ---------   ------   ----------   --------   -------   ---------   --------   -------
Balance at May 31, 2000....  5,127,132    $51      $18,549     $22,700     $(100)   1,246,563   $ (8,136)  $33,064
  Exercise of employee
    stock options..........     10,250     --           41          --        --           --         --        41
  Officer loans............         --     --           --          --      (128)          --         --      (128)
  Redeemable equity........         --     --         (403)         --        --           --         --      (403)
  Purchase of treasury
    stock..................         --     --           --          --        --      350,000     (2,450)   (2,450)
  Net earnings.............         --     --           --       1,296        --           --         --     1,296
                             ---------    ---      -------     -------     -----    ---------   --------   -------
Balance at May 31, 2001....  5,137,382     51       18,187      23,996      (228)   1,596,563    (10,586)   31,420
  Officer loans............         --     --           --          --      (207)          --         --      (207)
  Redeemable equity........         --     --          641          --        --           --         --       641
  Purchase of treasury
    stock..................         --     --           --          --        --      192,500     (1,153)   (1,153)
  Net earnings.............         --     --           --         663        --           --         --       663
                             ---------    ---      -------     -------     -----    ---------   --------   -------
Balance at May 31, 2002....  5,137,382     51       18,828      24,659      (435)   1,789,063    (11,739)   31,364
  Exercise of employee
    stock options..........     15,000      1           60          --        --           --         --        61
  Repayment of officer
    loan...................         --     --           --          --        61           --         --        61
  Dividends declared.......         --     --           --        (670)       --           --         --      (670)
  Net loss.................         --     --           --        (567)       --           --         --      (567)
                             ---------    ---      -------     -------     -----    ---------   --------   -------
Balance at May 31, 2003....  5,152,382    $52      $18,888     $23,422     $(374)   1,789,063   $(11,739)  $30,249
                             =========    ===      =======     =======     =====    =========   ========   =======

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MAY 31,
                                                              -----------------------------
                                                               2003       2002       2001
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................  $  (567)   $   663    $ 1,296
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
  Depreciation and amortization.............................    3,446      3,425      3,595
  Provision for doubtful accounts...........................    1,008        485        710
  (Gain) loss on sale of assets.............................       64       (150)      (186)
  Deferred income taxes.....................................       71       (618)      (332)
  Paragon impairment........................................      196         --         --
  Cumulative effect of change in accounting principle.......      352         --         --
Change in assets and liabilities, net of effect of
  acquisitions and disposals of businesses:
  Accounts and notes receivable.............................      (17)     2,199      2,322
  Inventories...............................................   (2,517)     1,343       (311)
  Income taxes..............................................     (810)      (220)      (671)
  Accounts payable..........................................      (78)       (67)      (474)
  Accrued liabilities.......................................     (583)       376       (450)
  Other.....................................................      (26)      (105)       262
                                                              -------    -------    -------
          Net cash provided by operating activities.........      539      7,331      5,761
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business, net of cash acquired................   (1,247)        --         --
  Acquisition of property, plant and equipment..............   (4,730)    (3,537)    (3,237)
  Proceeds from sale of assets..............................      570      2,630        504
  Loans to officers.........................................       --       (207)      (128)
  Repayment by officer......................................       61         --         --
                                                              -------    -------    -------
          Net cash used in investing activities.............   (5,346)    (1,114)    (2,861)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in revolving credit arrangement borrowings.......    1,500         --         --
  Increase in book overdraft................................      729         --         --
  Payment on long-term borrowings...........................       --     (2,800)    (1,953)
  Exercise in stock options.................................       61         --         41
  Dividends paid............................................     (502)        --         --
  Purchase of treasury stock and redeemable equity..........       --     (1,153)    (2,212)
                                                              -------    -------    -------
          Net cash provided by (used in) financing
             activities.....................................    1,788     (3,953)    (4,124)
                                                              -------    -------    -------
Net increase (decrease) in cash.............................   (3,019)     2,264     (1,224)
Cash and cash equivalents at beginning of year..............    3,021        757      1,981
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $     2    $ 3,021    $   757
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

Principles of Consolidation

     The consolidated financial statements include all the accounts of Outlook Group Corp. and its wholly owned subsidiaries: Outlook Label Systems, Inc. ("Outlook Label"), and Outlook Foods, Inc. ("Outlook Foods"). Outlook Foods is inactive. The Company's former Outlook Packaging, Inc. subsidiary was merged at December 31, 2001 with Outlook Label.

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

     The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.

     As of May 31, 2003, 33% of the accounts receivable balance relates to five clients and at May 31, 2002, 33% of the accounts receivable balance relates to three clients.

     Notes receivable at May 31, 2003 and 2002 were $13,000 and $274,000, respectively. The amounts recorded are net of reserves for potential uncollectibility of $652,000 and $477,000, respectively. The carrying value of these notes approximates fair value, as they are interest bearing at rates that approximate market rates of interest.

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

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements..................................    10-40 years
Machinery and equipment.....................................     5-10 years

     Depreciation expense was $3,210,000, $3,206,000, and $3,611,000 for the years ended May 31, 2003, 2002 and 2001, respectively. Significant additions or improvements extending the useful lives of assets are capitalized. Repairs and maintenance are charged to earnings as incurred. Upon retirement or disposal of assets, the applicable costs and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during fiscal 2003. In accordance with the provision of SFAS 144, the Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value. The Company had previously written down the value of certain idle assets by $317,000 and $400,000 as of May 31, 2003 and 2002, respectively.

Intangible Assets

     On June 1, 2002 the Company adopted the provision of SFAS No. 142 "Goodwill and Other Intangible Assets" for evaluating whether goodwill or indefinite-lived intangible assets are impaired. Going forward the Company will need to review goodwill and other indefinite-lived intangible assets on at least an annual basis to determine whether it has become impaired and thus must be written off.

     Intangible assets are included within other assets and include goodwill, which represents costs in excess of net assets of businesses acquired, loan costs, trade names, and capital lease placement fees.

Stock Based Compensation

     Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     The outstanding stock options at May 31, 2003 have a range of exercise prices between $3.94 and $5.81 per share, a weighted average contractual life of approximately 5 years, and a maximum term of 10 years from the date of grant. At May 31, 2003, 246,750 options are exercisable at a weighted average exercise price of $4.57. The weighted average fair value at date of grant for options granted during 2003 and 2002 was $0.975 and $1.40, respectively. The fair value of options, at date of grant, for options granted in 2003 and 2002 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                  2003            2002
                                                              -------------   -------------
Expected life (years).......................................        2               2
Risk-free interest rate.....................................  3.69% - 3.74%   3.05% - 3.37%
Expected volatility.........................................      42.1%           47.9%
Expected dividend yield.....................................       4%              --

     The Company applies Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the statement of operations. Had compensation cost been determined under an alternative method suggested by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," the pro forma effect on the 2003, 2002 and 2001 net earnings would have been $(6,100), ($43,000), and $(4,300), respectively. The pro forma effect on the 2003, 2002, and 2001 earnings per share for both basic and diluted would have been $(.00), $(.01), $(.00), respectively.

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

     The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                                                2003        2002        2001
                                                              ---------   ---------   ---------
Basic.......................................................  3,353,875   3,395,459   3,816,386
Effect of dilutive securities -- stock options..............          0      26,721      51,144
                                                              ---------   ---------   ---------
Diluted.....................................................  3,353,875   3,422,180   3,867,530
                                                              =========   =========   =========

     Options to purchase 40,159 shares of common stock were outstanding during fiscal 2003, but were not included in the computation of diluted shares because the effect of including such options would have been anti-dilutive to the net loss.

Reclassifications

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB or the "Board") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company in fiscal year 2004. This pronouncement is not expected to have a material effect on the Company's financial statements.

     In May 2003, the Financial Accounting Standards Boars (FASB or the "Board") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This statement is effective for the Company in fiscal year 2004. This pronouncement is not expected to have a material effect on the Company's financial statements.

     The Company is currently analyzing the impact these statements will have; however, the impact is not expected to be material to the Company's financial position or results of operations.

NOTE B -- CHANGE IN ACCOUNTING PRINCIPLE

     Effective June 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment only approach.

     SFAS No. 142 goodwill impairment model is a two-step process. First, it requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

     Under adoption of SFAS No. 142, goodwill and indefinite-lived intangible assets being amortized, were tested for impairment. Using the SFAS No. 142 approach described above, the Company estimated the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. As a result, the Company recorded a transitional goodwill impairment charge as of June 1, 2002 of approximately $352,000 ($236,000 net of income taxes), which is reflected as a cumulative effect of accounting change in the Consolidated Statement of Earnings.

     As required by SFAS 142, the Consolidated Statements of Earnings for periods prior to its adoption have not been restated. However, the effect on net earnings and earnings per shares of excluding goodwill amortization is shown in the table below:

                                                               2003    2002    2001
                                                              ------   -----   -----
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net earnings (loss) as reported.............................    (567)    663   1,296
Goodwill amortization.......................................      --      79      79
                                                              ------   -----   -----
Net earnings (loss) as adjusted.............................    (567)    742   1,375
                                                              ======   =====   =====
Basic earnings (loss) per share as reported.................  $(0.17)  $0.20   $0.34
Goodwill amortization.......................................      --    0.02    0.02
                                                              ------   -----   -----
As adjusted.................................................  $(0.17)  $0.22   $0.36
                                                              ======   =====   =====
Diluted earnings (loss) per share as reported...............  $(0.17)  $0.19   $0.34
Goodwill amortization.......................................      --    0.02    0.02
                                                              ------   -----   -----
As adjusted.................................................  $(0.17)  $0.21   $0.36
                                                              ======   =====   =====

     The change in the carrying amount of goodwill by reportable segments were as follows:

                                                              GRAPHICS   WEB    TOTAL
                                                              --------   ----   ------
                                                                   (IN THOUSANDS)
June 1, 2001................................................   $ 390     $881   $1,271
  Amortization..............................................     (38)     (80)    (118)
                                                               -----     ----   ------
May 31, 2002................................................     352      801    1,153
  Impairment charge.........................................    (352)      --     (352)
                                                               -----     ----   ------
May 31, 2003................................................   $  --     $801   $  801
                                                               =====     ====   ======

NOTE C -- INVENTORIES

                                                               2003     2002
                                                              ------   ------
                                                              (IN THOUSANDS)
Raw materials...............................................  $3,129   $2,316
Work in process.............................................     971      697
Finished goods..............................................   3,850    2,398
                                                              ------   ------
     Total..................................................  $7,950   $5,411
                                                              ======   ======

NOTE D -- BANK REVOLVER LOAN

     On May 12, 1999, the Company entered into an Amended and Restated Loan and Security Agreement (the "Agreement") with its bank, which provided a revised credit facility. Under the Agreement, the lender provides a $15,000,000 credit facility comprised of a revolving line of credit commitment (the "Revolver") and letters of credit. Borrowings under the Revolver bear interest, at the Company's option, at a bank determined reference rate or an IBOR based rate. At May 31, 2003 the Company had $1.5 million outstanding under the Revolver at a rate of 4.25%. The Company is subject to an unused line fee of 0.25% to maintain the credit facility. The Company had no long-term debt at May 31, 2003 or May 31, 2002.

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

NOTE E -- EMPLOYEE BENEFIT PLANS

     The Company offers a 401(k) savings plan for all employees that meet certain eligibility requirements. Employee contributions to the plan are made through payroll deductions. In addition, the Company matches 40-50% of the first 6% of each employee's contribution. Employer matching contributions under the 401(k) plan for the years ended May 31, 2003, 2002, and 2001 were $257,000, $273,000, and $270,000, respectively.

NOTE F -- INCOME TAXES

     The provision for income taxes consist of the following:

                                                                2003     2002      2001
                                                                -----    -----    ------
                                                                     (IN THOUSANDS)
Current:
  Federal...................................................    $(424)   $ 826    $1,047
  State.....................................................       11      133       227
                                                                -----    -----    ------
                                                                 (413)     959     1,274
Deferred:
  Federal...................................................      210     (484)     (259)
  State.....................................................      (23)    (134)      (73)
                                                                -----    -----    ------
                                                                  187     (618)     (332)
                                                                -----    -----    ------
                                                                $(226)   $ 341    $  942
                                                                =====    =====    ======

     The reconciliation of income tax computed at the statutory federal income tax rate to the Company's effective income tax rate, expressed as a percentage of pre-tax earnings is as follows:

                                                                2003        2002      2001
                                                                -----       ----      -----
Statutory federal income tax rate...........................    34.0%       34.0%     34.0%
State income taxes, net.....................................     1.7%        1.0%      5.4%
Other.......................................................     4.9%       (1.0)%     2.7%
                                                                -----       ----      -----
                                                                40.6%       34.0%     42.1%
                                                                =====       ====      =====

     The components of the net deferred income tax liability as of May 31, 2003 and 2002 were as follows:

                                                                 2003      2002
                                                                ------    ------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Employee benefits.........................................    $  203    $  254
  Inventory.................................................        91        71
  Accounts receivable.......................................       368       340
  Intangible assets.........................................       237        (9)
  Tax carry forwards........................................       439       390
  Other.....................................................        52        28
                                                                ------    ------
                                                                 1,390     1,074
Deferred tax liabilities:
  Property, plan and equipment..............................     3,823     3,436
                                                                ------    ------
                                                                 3,823     3,436
                                                                ------    ------
Net deferred income tax liability...........................    $2,433    $2,362
                                                                ======    ======

     The Company has certain loss and tax credit carryforwards for state income tax purposes that approximate $7,287,000. Those state carryforwards expire in varying amounts through 2020.

NOTE G -- STOCK OPTIONS

     In 1990, the shareholders approved the 1990 Stock Option Plan (the "1990 Plan") that provided for the granting of options as an incentive to officers and certain key salaried employees. The 1990 Plan provided for the issuance of up to 200,000 shares of common stock at an exercise price not less than the market price of the common stock on the date of the grant. Options granted prior to 1996 became exercisable six months after the date of grant. Options granted during 1996 and 1997 became exercisable one year after the date of grant. Options granted during 1999 became exercisable six months after grant. As of May 31, 2003 there were 100,750 options outstanding under the 1990 Plan. No additional options can be awarded under the 1990 Plan.

     In 1999, the shareholders approved the 1999 Stock Option Plan ("the 1999 Plan") that also provides for the granting of stock as an incentive to officers, directors and certain key salaried employees. The 1999 Plan provides for the issuance of options on up to 200,000 shares of common stock at an exercise price that may not be less than the market price of the common stock on the date of the grant. Options granted under the 1999 plan become exercisable over a three-year vesting period from the date of the grant. As of May 31, 2003 there were 146,000 options outstanding under the 1999 Plan.

     Transactions under the option plans and the directors options during the years ended May 31, 2003, 2002, and 2001 are summarized as follows:

                                                 2003                   2002                   2001
                                          -------------------    -------------------    -------------------
                                                     WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                          -------    --------    -------    --------    -------    --------
Options outstanding, beginning of
  year................................    262,000     $4.57      250,500     $4.66      280,750     $4.62
Granted...............................     10,000      5.02       46,000      4.29        5,000      5.69
Exercised.............................    (15,000)     4.00           --        --      (10,250)     4.10
Expired...............................    (10,250)     5.77      (34,500)     4.90      (25,000)     4.57
                                          -------     -----      -------     -----      -------     -----
Options outstanding, end of year......    246,750     $4.57      262,000     $4.57      250,500     $4.66
                                          =======     =====      =======     =====      =======     =====

NOTE H -- COMMITMENTS AND CONTINGENCIES

     The Company has a number of operating lease agreements primarily involving manufacturing equipment and warehouse space. These leases are non-cancelable and expire on various dates as shown below.

     The following is a schedule, by fiscal year, of the rental payments due under non-cancelable operating leases, as of May 31, 2003:

                                                                (IN THOUSANDS)
2004........................................................       $ 2,161
2005........................................................         2,161
2006........................................................         2,109
2007........................................................         1,941
2008........................................................         2,088
Thereafter..................................................           400
                                                                   -------
     Total..................................................       $10,860
                                                                   =======

     Rent expense for the year ended May 31, 2003, 2002, and 2001 was $2,321,000, $2,587,000, and $2,196,000 respectively.

     The Company was sued in the U.S. District Court for the Central District of California in fiscal 2003 by Silly Productions, Inc. and its owner Thomas Riccio in Case No. 02-7337. The complaint alleges nine theories of liability, all of which arise out of the actions of a former employee of the Company. The employee appears to have stolen small amounts of certain materials during his employment by the Company, including collectable cards that the Company was printing for the plaintiffs. The employee then sold the materials. The plaintiffs claim that the employee's actions destroyed the market for their trading cards by undercutting the normal retail price for the cards. Although the complaint did not set forth a specific damages claim, the plaintiff has later claimed in discovery that its total damages are $4.9 million, consisting primarily of lost profits. The Company has denied liability, is aggressively defending the claims, and believes that damages (even if any) would be far below the claimed amount. The Company's defenses include provisions in the Terms and Conditions of Sale that exclude claims for lost profits, such as those being asserted by the Plaintiffs. The Company does not expect that the ultimate outcome of this matter will have a material impact on the financial position, results of operations or cash flows of the Company.

     The Company has previously reported litigation against it by Health Jet, Inc. d/b/a Chung's Gourmet Foods ("Chung's"), seeking damages of $4.9 million. In August 2001, the Company and Chung's entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation. Although neither party admitted any liability in the settlement agreement, the Company paid Chung's $500,000 pursuant to the agreement. The Company recognized the $500,000 legal settlement expense in the first quarter of fiscal year 2002. The Company continued to proceed on an action against a third party seeking indemnification in connection with the Chung's action. In March 2002, the Company and the third party entered into a settlement agreement, and the Company negotiated a settlement with its insurance carrier. The settlements totaled $500,000 and were recognized during the third quarter of fiscal 2002. The Company has received $470,000, and will be paid the balance from the third party from April 2002 to March 2004. The Company subsequently recovered $120,000 of the legal fees related to this lawsuit.

     As previously reported, the Company and Barrier-NY and their affiliates settled litigation in December 2000. As part of the settlement, the Company agreed to purchase up to 450,000 shares of Outlook Group common stock owned by Mr. Shemesh, president of Barrier, for $7.00 per share. In addition, the Company provided certain credits of up to $0.275 per share sold against notes receivable due from Barrier. The 450,000 shares were recorded as redeemable equity based upon the market value of the common stock at the date of the settlement. At May 31, 2001, the Company had purchased, as scheduled, 350,000 shares. In July 2001, the Company purchased the remaining 100,000 shares, and Mr. Shemesh paid the Company in full, net of credits of approximately $320,000, the outstanding notes receivable of approximately $1.3 million. At the time the litigation commenced and was settled, Mr. Shemesh was a greater-than 5% shareholder of the Company.

NOTE I -- OPERATING SEGMENTS AND MAJOR CLIENTS

     In Fiscal 2002, the Company merged the operations of its Outlook Packaging, Inc, Oak Creek facility with its Outlook Label Systems, Inc. of Neenah. In connection with the merging of the facilities, the Company changed its reporting to two reportable segments. These two segments, Outlook Graphics and Outlook Web, are strategic operations that offer different products and services. Outlook Graphics produces custom printed products on a wide range of media including newsprint, coated paper and heavy board, including paperboard packaging. Outlook Graphics also provides finishing services, contract packaging, direct marketing and collateral information management and distribution services. Outlook Web manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards cartons sweepstakes and specialty game pieces, flexographic printing, slitting and laminating of flexible packaging films.

     The accounting policies of the reportable segments are the same as those described in Note A, Summary of Significant Accounting Policies. The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units.

     Summarized financial information for the years ended May 31, 2003, 2002 and 2001 are as follows:

                                                         GRAPHICS     WEB     ALL OTHER    TOTAL
                                                         --------   -------   ---------   -------
                                                                      (IN THOUSANDS)
2003
Net sales..............................................  $33,372    $28,833    $(1,191)   $61,014
Depreciation and amortization..........................    1,970      1,671         --      3,641
Interest income........................................       17         --         42         59
Interest expense.......................................       13         --          4         17
Income tax expense (benefit)...........................     (784)       442         --       (342)
Cumulative effect of change in accounting principle
  (net of tax).........................................     (236)        --         --       (236)
Net earnings (loss)....................................   (1,477)       910         --       (567)
Capital expenditures...................................    4,184        546         --      4,730
Total assets...........................................  $23,614    $16,155    $    --    $39,769
2002
Net sales..............................................  $36,302    $31,414    $  (509)   $67,207
Depreciation and amortization..........................    1,668      1,628         29      3,325
Interest income........................................       62         --         78        140
Interest expense.......................................       --         56          5         61
Income tax expense (benefit)...........................      329         12         --        341
Relocation and legal settlement expenses...............       --        835         --        835
Net earnings (loss)....................................      688        (25)        --        663
Capital expenditures...................................    1,293      2,244         --      3,537
Total assets...........................................  $22,091    $16,782    $    --    $38,873
2001
Net sales..............................................  $38,019    $33,456    $  (815)   $70,660
Depreciation and amortization..........................    1,860      1,845         28      3,733
Interest income........................................       33          2        179        214
Interest expense.......................................       --        220        152        372
Income tax expense (benefit)...........................      601        341         --        942
Net earnings (loss)....................................      897        399         --      1,296
Capital expenditures...................................      559      2,678         --      3,237
Total assets...........................................  $24,843    $17,935    $    --    $42,778

     During fiscal 2003 or fiscal 2002, no clients accounted for more than 10% of the Company's net sales. During fiscal 2001, one client, Kimberly Clark (KC), accounted for 10.1% of the Company's net sales.

NOTE J -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the year:

                                                              2003   2002    2001
                                                              ----   ----   ------
                                                                 (IN THOUSANDS)
Interest....................................................  $ 10   $158   $  401
Income taxes................................................   657    739    1,945

NOTE K -- NOTES RECEIVABLE

     The Company holds a single note receivable that is overdue. The Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. The Company is fully reserved for non-collection of the note, and there would be no impact on current earnings would result if the remaining balance of the note were written off.

NOTE L -- RELATED PARTY TRANSACTIONS

     As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. Through May 31, 2003, the Company had loans totaling $374,000. The loans bear an interest rate of 4.94% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length basis, and such transactions will be approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

     As a result of legislation enacted on July 30, 2002, the Company will no longer make or modify loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

NOTE M -- IMP CONTRACT

     On March 16, 2003, the Company entered into a significant long-term contract with International Masters Publishers Inc. ("IMP") to provide supply-chain management services over the next five years. The contract provides for total net sales of approximately $75 million over the term of the contract. In fiscal 2003, sales under this contract were $658,000, and the Company incurred certain start-up and other costs related to the contract including $650,000 in direct charges paid to IMP.

NOTE N -- PARAGON DIRECT ACQUISITION

     During June 2002, the Company purchased selected assets of Paragon Direct, Inc. ("Paragon") for $1.4 million in cash plus assumed liabilities. The results from Paragon operations were combined into the Company's Graphics division. Paragon provides computer-based information management services for clients in the direct marketing industry. Through a combination of direct marketing experience and computer technology, Paragon helps companies maximize their marketing programs through more accurate targeting and project execution. This acquisition opportunity was financed from operating cash flows.

     The purchase price was allocated as follows:

                                                               (IN THOUSANDS)
                                                               --------------
Current assets..............................................       $  561
Property, plant, and equipment..............................          430
Trade name..................................................          392
Customer list...............................................          196
                                                                   ------
                                                                   $1,579
Current liabilities.........................................          205
                                                                   ------
  Net assets................................................       $1,374
                                                                   ======

     The trade name is being amortized over ten years. The customer list was amortized over twelve months. Subsequent to the acquisition and allocation of the purchase price, the Company determined that the software it acquired from Paragon needed to be significantly modified to meet its intended functionality. As a result, the Company wrote-off $196,000 ($122,000 net of tax) of the value of the software that was initially capitalized. Due to the materiality of this acquisition, pro forma financial information is not meaningful and is therefore not presented.

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                ADDITIONS
                                                     BALANCE    CHARGED TO
                                                    BEGINNING   COSTS AND                   BALANCE
           ACCOUNT AND NOTES RECEIVABLE              OF YEAR     EXPENSES    DEDUCTIONS   END OF YEAR
           ----------------------------             ---------   ----------   ----------   -----------
YEAR ENDED MAY 31, 2003
Allowance for doubtful accounts...................    $459         $895         $876         $478
Allowance for notes receivable....................     477          175           --          652
YEAR ENDED MAY 31, 2002
Allowance for doubtful accounts...................     586          485          612          459
Allowance for notes receivable....................     477           --           --          477
YEAR ENDED MAY 31, 2001
Allowance for doubtful accounts...................     774          410          598          586
Allowance for notes receivable....................     777           --          300          477

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OUTLOOK GROUP CORP.

AUGUST 19, 2003
                                          BY /s/ RICHARD C. FISCHER
                                            ------------------------------------
                                            RICHARD C. FISCHER, CHAIRMAN

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF AUGUST   , 2003.

             SIGNATURE AND TITLE                            SIGNATURE AND TITLE
             -------------------                            -------------------

           /s/ RICHARD C. FISCHER                          /s/ JEFFRY H. COLLIER
---------------------------------------------  ---------------------------------------------
     Richard C. Fischer, Chairman, Chief                Jeffry H. Collier, Director
       Executive Officer and Director
        (principal executive officer)

             /s/ PAUL M. DREWEK                             /s/ JAMES L. DILLON
---------------------------------------------  ---------------------------------------------
               Paul M. Drewek                            James L. Dillon, Director
           Chief Financial Officer
(principal financial and accounting officer)

            /s/ JOSEPH J. BAKSHA                              /s/ PAT RICHTER
---------------------------------------------  ---------------------------------------------
    Joseph J. Baksha, President and Chief                  Pat Richter, Director
                  Operating
              Officer; Director

            /s/ HAROLD J. BERGMAN                         /s/ A. JOHN WILEY, JR.
---------------------------------------------  ---------------------------------------------
         Harold J. Bergman, Director                   A. John Wiley, Jr., Director

            /s/ JANE M. BOULWARE
---------------------------------------------
         Jane M. Boulware, Director

                              OUTLOOK GROUP CORP.
                                (THE "COMPANY")

                                 EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 2003

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

 4.2      Amended and Restated Loan and      Exhibit 4.3(b) to the Company's
          Security Agreement dated May 12,   Annual Report on Form 10-K for
          1999 among the Company and its     the fiscal year ended May 31,
          subsidiaries and Bank of America   1999 ("1999 10-K")
          National Trust and Savings
          Association
10.1(a)   1990 Stock Option Plan**           Exhibit 10.1 to the Company's
          (superceded)                       Registration Statement on Form
                                             S-1 (No. 33-36641), as amended by
                                             Amendment No. 1 thereto ("S-1")
10.1(b)   1999 Stock Option Plan**           Appendix A to Proxy Statement for
                                             1999 Annual Meeting of
                                             Shareholders
10.2(a)   Employment Agreement effective as  Exhibit 10.2 to the Company's
          of June 1, 1999, and approved      Report on Form 10-Q for the
          August 18, 1999, between the       quarter ended August 28, 1999
          Company and Joseph J. Baksha**
10.2(b)   Extension thereof dated June 1,    Exhibit 10.2(b) to the Company's
          2001**                             Report on Form 10-K for the
                                             fiscal year ended May 31, 2001
                                             (the "2001 10-K")
10.2(c)   Extension letter agreement dated                                            X
          August 18, 2003
10.3      Change in Control Agreement        Exhibit 10.3 to the 2001 10-K
          between the Company and Richard
          C. Fischer dated as of June 1,
          2001**
10.4      Change in control and severance    The description thereof in the
          arrangements between the Company,  Proxy Statement for the Company's
          Jeffrey Collier and Paul Drewek**  2000 Annual Meeting of
                                             Shareholders
10.5      Master Lease Agreement dated       Exhibit 10.6 to 1997 10-K
          March 13, 1997 between the
          Company and General Electric
          Corporation*

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------                -------                      -------------------         --------------
10.6      Letter of Credit Agreements No.    Exhibit 10.7 to 1997 10-K
          One and No. Two dated March 13,
          1997 between Outlook Group Corp.
          and General Electric Corporation
10.7      Term Note dated July 22, 1998 of   Exhibit 10.3(b) to 1998 10-K
          Mr. Baksha to the Company, as
          contemplated by the Employment
          Agreement** (repaid)
10.8      Form of Notes dated April 16,      Exhibit 10.10 to the 2001 10-K
          2001, between the Company and
          Messrs. Baksha, Collier and
          Drewek
10.9      Asset Purchase Agreement dated as  Exhibit 2.1 to the Company's
          of June 1, 2002 between the        Current Report on Form 8-K dated
          Company and Paragon Direct, Inc.*  as of June 1, 2001
21.1      List of subsidiaries of the                                                 X
          Company
23.1      Consent of PricewaterhouseCoopers                                           X
          LLP
24.1      Powers of Attorney                                                    Signature Page
                                                                                to this Report
31.1      CEO Rule 13g-14(a) Certification                                            X
31.2      CFO Rule 13g-14(a) Certification                                            X
32.1      CEO Sarbanes-Oxley Section 1350                                             X
          Certification
32.2      CFO Sarbanes-Oxley Section 1350                                             X
          Certification

-------------------------
* Excluding exhibits and/or schedules which are identified in the document. The Company agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request.

** Designates compensatory plans and agreements for executive officers.