Form 10-Q
period 2003-08-30
OUTLOOK GROUP CORP
filed 2003-10-14
CIK 867490

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

3,359,233 shares of common stock, $.01 par value, were outstanding at September 30, 2003.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                           Number
                                                                           ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                                  3

           Condensed Consolidated Balance Sheets
             As of August 30, 2003 and May 31, 2003                            4

           Condensed Consolidated Statements of Operations
             For the three-months ended August 30, 2003 and
             August 31, 2002                                                   5

           Condensed Consolidated Statements of Cash Flows
             For the three-months ended August 30, 2003 and
             August 31, 2002                                                   6

           Notes to Condensed Consolidated Financial
             Statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                12

Item 3.  Quantitative and Qualitative Disclosure About Market
           Risk                                                               20

Item 4.  Controls and Procedures                                              20

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at August 30, 2003, the results of operations for the three-month periods ended August 30, 2003 and August 31, 2002, and the results of cash flows for the three-month periods ended August 30, 2003 and August 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Form 10-K.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              August 30,       May 31,
                     ASSETS                                                     2003            2003
                                                                              ----------     ----------
Current Assets

Cash and cash equivalents                                                     $        2     $        2
Accounts receivable, less allowance for
   doubtful accounts of $468 and $478, respectively                               10,197          7,223
Notes receivable-current portion                                                      10             12
Inventories                                                                       10,960          7,950
Deferred income taxes                                                                846            846
Income taxes refundable                                                              348            810
Other                                                                                910            545
                                                                              ----------     ----------
Total current assets                                                              23,273         17,388

Notes receivable long-term, less allowance for
   doubtful accounts of $652 and $652, respectively                                   --              1
Property, plant, and equipment
   Land                                                                              583            583
   Building and improvements                                                      10,621         10,621
   Machinery and equipment                                                        40,187         40,237
                                                                              ----------     ----------
                                                                                  51,391         51,441
   Less:  accumulated depreciation                                               (29,828)       (30,347)
                                                                              ----------     ----------
                                                                                  21,563         21,094
Other assets                                                                       1,261          1,286
                                                                              ----------     ----------
Total assets                                                                  $   46,097     $   39,769
                                                                              ==========     ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Bank revolver loan                                                            $    7,000     $    1,500

Accounts payable                                                                   3,505          2,025
Book overdraft                                                                       658            729
Accrued liabilities:
   Salaries and wages                                                              1,395          1,612
   Other                                                                             260            375
                                                                              ----------     ----------
Total current liabilities                                                         12,818          6,241
Deferred income taxes                                                              3,279          3,279

Shareholders' Equity
Cumulative preferred stock                                                            --             --
Common stock (5,197,132 and 5,152,382 shares issued,
respectively)                                                                         52             52
Additional paid-in capital                                                        19,064         18,888
Retained earnings                                                                 23,214         23,422
Treasury stock (1,837,899 and 1,789,063 shares, respectively)                    (12,056)       (11,739)
Officers' loans                                                                     (274)          (374)
                                                                              ----------     ----------
Total shareholders' equity                                                        30,000         30,249
                                                                              ----------     ----------
Total liabilities and shareholders' equity                                    $   46,097     $   39,769
                                                                              ==========     ==========

The accompanying notes are an integral part of these financial statements

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          Three-Month Period Ended
                                        -----------------------------
                                         August 30,        August 31,
                                            2003              2002
                                        ------------     ------------
Net sales                               $     17,061     $     16,998
Cost of goods sold                            14,548           13,316
                                        ------------     ------------

   Gross profit                                2,513            3,682

Selling, general, and administrative
expenses                                       2,846            2,537
                                        ------------     ------------

   Operating profit (loss)                      (333)           1,145

Other income (expense):
   Interest expense                              (49)              --
   Interest and other income                      45              (86)
   (expense)
                                        ------------     ------------

Earnings (loss) from operations
before income taxes and
cumulative effect of change in                  (337)           1,059
accounting principle

   Income tax (benefit) expense                 (130)             401
                                        ------------     ------------

Earnings (loss) before cumulative
effect of change in accounting
principle                               $       (207)    $        658
                                        ------------     ------------

Cumulative effect of change in
accounting principle                              --             (236)
                                        ------------     ------------
Net earnings (loss)                     $       (207)    $        422
                                        ============     ============

Earnings (loss) per common
share before cumulative
effect of change in
accounting principle:
Basic and Diluted                       $      (0.06)    $       0.20
Cumulative effect of change in
accounting principle:
Basic and Diluted                                 --            (0.07)
                                        ------------     ------------
Earnings (loss) per common share:
Basic and Diluted                       $      (0.06)    $       0.13
                                        ============     ============
Weighted average number of shares
outstanding-Basic                          3,363,082        3,348,541
                                        ============     ============
Weighted average number of shares
outstanding-Diluted                        3,363,082        3,370,910
                                        ============     ============

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Three-Month Period Ended
                                                           -------------------------------------
                                                           August 30, 2003      August 31, 2002
                                                           ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                        $           (207)    $            422
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:

   Depreciation and amortization                                        784                  776
   Provision for doubtful accounts                                       31                    5
   Loss (gain) on sale of assets                                        (12)                  98
   Cumulative effect of change in accounting principle                   --                  352
   Deferred income taxes                                                 --                 (116)

Change in assets and liabilities:
   Accounts and notes receivable                                     (3,002)                (808)
   Inventories                                                       (3,010)              (1,348)
   Other current assets                                                (350)                  38
   Accounts payable                                                   1,480                 (211)
   Accrued liabilities                                                 (205)                (307)
   Income taxes                                                         462                   --
                                                           ----------------     ----------------

Net cash used in operating activities                                (4,029)              (1,099)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of business-net of cash acquired                                --               (1,247)
Proceeds from sale of assets                                            242                  491
Acquisition of property, plant, and equipment                        (1,473)                (793)
                                                           ----------------     ----------------

Net cash used in investing activities                                (1,231)              (1,549)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving credit arrangement borrowings               5,500                   --
Decrease in book overdraft                                              (71)                  --
Exercise of stock options                                                --                   20
Dividends paid to shareholders                                         (168)                  --
                                                           ----------------     ----------------

Net cash provided by financing activities                             5,261                   20

Net change in cash                                                       --               (2,628)
Cash and cash equivalents at beginning of period                          2                3,021
                                                           ----------------     ----------------
Cash and cash equivalents at end of period                 $              2     $            393
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

         The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                           Three-Month Period Ended

                                         August 30,         August 31
                                             2003              2002
                                       ---------------    ---------------
Weighted average shares
outstanding-Basic                            3,363,082          3,348,541
Effect of dilutive securities -
Stock options                                       --             22,369
                                       ---------------    ---------------

Weighted average shares outstanding
- Diluted                                    3,363,082          3,370,910
                                       ===============    ===============


                  Options to purchase 42,452 shares of common stock were outstanding at August 30, 2003, but were not included in the computation of diluted shares because the effect of including such options would have been anti-dilutive to the net loss for the quarter.

2. Inventories:

         Inventories consist of the following (in thousands):

                   August 30, 2003      May 31, 2003
                   ---------------    ---------------
Raw materials      $         4,099    $         3,129
Work in process              2,002                971
Finished goods               4,859              3,850
                   ---------------    ---------------

                   $        10,960    $         7,950
                   ===============    ===============


3. Income Taxes:

         The effective income tax rate used to calculate the income tax expense (benefit) for the quarters ended August 30, 2003 and August 31, 2002 is based on the anticipated income tax rate for the entire fiscal year.

4. Stock Option Accounting

         The Company has elected to account for all stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options is reflect in net earnings (loss) as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost been applied utilizing the fair value recognition provisions of SFAS No. 123 and 148, the pro forma effect on the results of operations for the quarter ended August 30, 2003 and August 31, 2002 net earnings would have been $(0) and ($6,100), respectively. The pro forma effect on the August 30, 2003 and August 31, 2002 earnings per share for both basic and diluted would have been $(0.00) and $(0.00), respectively.

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

         The Company evaluates the performance of its reportable segments based on the net earnings (loss) of the respective operations. Summarized financial information for the three-month periods ending August 30, 2003 and August 31, 2002 are as follows:



           INCOME STATEMENT DATA:

               Three-Month Period Ended                   Three-Month Period Ended
                   August 30, 2003                             August 31, 2002
                    (in thousands)                              (in thousands)

                              Net Earnings                                 Net Earnings
              Net Sales          (Loss)                    Net Sales          (Loss)
             ------------     ------------                ------------     ------------
Graphics     $     10,493     $       (389)  Graphics*    $      9,335     $         14
Web                 7,377              182   Web                 7,927              408
All Other            (809)              --   All Other            (264)              --
             ------------     ------------                ------------     ------------
   Total     $     17,061     $       (207)               $     16,998     $        422
             ============     ============                ============     ============

* The net earnings for the Graphics segment includes a cumulative effect of a change in accounting principle charge of $236 (net of tax).

           BALANCE SHEET DATA:

               August 30, 2003     May 31, 2003
Total Assets   (in thousands)     (in thousands)
               ---------------    ---------------
   Graphics    $        29,834    $        23,614
   Web                  16,263             16,155
               ---------------    ---------------
      Total    $        46,097    $        39,769
               ===============    ===============


7. Related Party Transactions

         As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At August 30, 2003, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of

         Directors, or a majority of the directors who are independent and not financially interested in the transactions.

         On July 22, 2003, the Company received into treasury 17,072 shares of common stock from an officer of the company at $6.1466 per share, the average of the high and low trading prices for that day and the preceding two trading days. The Company applied the value of the shares received as a reduction of the note due the Company, in accordance with its terms.

         As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

         During the first quarter of 2004, three officers of the Company tendered 24,648 shares of common stock in settlement of the option price and related tax withholding in connection with the exercise of outstanding stock options. The shares received are held in treasury at August 30, 2003.

8. Commitments and Contingencies

         The Company previously reported that it was sued in the U.S. District Court for the Central District of California in fiscal 2003 by Silly Productions, Inc. and its owner Thomas Riccio in Case No. 02-07337. The compliant alleges nine theories of liability, all of which arise out of the actions of a former employee of the Company. The employee appears to have stolen small amounts of certain materials during his employment by the Company, including collectible cards that the Company was printing for the plaintiffs. The employee then sold the materials. The plaintiffs claim that the employee's actions destroyed the market for their trading cards by undercutting the normal retail price for the cards. Although the complaint did not set forth a specific damages claim, the plaintiff has later claimed in discovery that its total damages are $4.9 million, consisting primarily of lost profits. The Company has denied liability, is aggressively defending the claims, and believes that damages, if any, would be far below the claimed amounts. The Company's defenses include provision in the Terms and Conditions of Sale that exclude claims for lost profits, such as those being asserted by the Plaintiffs.

         In the opinion of management, the Company is not a defendant in any other legal proceedings other than routine litigation that is not material to its business.

9. Recently Issued Financial Accounting Pronouncements:

         In May 2003, the Financial Accounting Standards Board (FASB or the "Board) issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This statement is effective for the Company in fiscal year 2004. This pronouncement is not expected to have a material effect on the Company's financial statements.

10. Subsequent Events

         The Company declared a quarterly cash dividend of $0.05 per common share outstanding on September 18, 2003. The dividend is payable on October 14, 2003 to shareholders of record on October 7, 2003. Based on the current number of shares outstanding, the payment will be approximately $168,000.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first three months of fiscal 2003 and 2002, and its financial condition at August 30, 2003. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for fiscal 2004 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Disclosures Concerning Liquidity and Capital Resources Including 'Off-Balance Sheet' Arrangements." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

RESULTS OF OPERATIONS

The Company's net sales for the first quarter of fiscal 2004 were $17.1 million, up slightly from the first quarter of fiscal 2003. The Graphics business segment had first quarter net sales of $10.5 million, up 12.4% from the first quarter of fiscal 2003, due largely to sales under the new IMP contract. The Web business segment had first quarter net sales of $7.4 million, down 6.9% from the first quarter of fiscal 2003, primarily due to decreased volumes in its label business. The Company's net sales performance for the first quarter of fiscal 2004 is summarized in the following chart:

Net Sales      Quarter 1       Quarter 1         Quarter 1        Quarter 1
              Fiscal 2004     Fiscal 2003        $ Change         % Change
             ------------     ------------     ------------     ------------
Graphics     $     10,493            9,335     $      1,158             12.4%
Web                 7,377            7,927             (550)            -6.9%
All Other            (809)            (264)            (545)           206.4%
             ------------     ------------     ------------     ------------
   Total     $     17,061     $     16,998     $         63              0.4%

For the year-to-date period, the Company's sales are comprised as follows:

                              Fiscal       Fiscal
Sales Breakdown                2004         2003
                             --------     --------
Graphics                           62%          55%
Web                                43%          47%
All Other                          -5%          -2%
                             --------     --------
   Total                          100%         100%

The Company's gross profit margin for the first quarter of fiscal 2004 was 14.7% of net sales, down from 21.6% in the prior year. Gross margins decreased primarily as a result of a product sales mix that produced lower overall profit margins, a printing industry that, in general, suffers from overcapacity and severe pricing pressures, the continuing effects of a slumping economy, increases in certain raw materials, and the investments in start-up costs for three new long-term supply-chain contracts. The Company believes it has now incurred the bulk of the transition and start-up costs related to these contracts and expects that sales under these agreements will be at the contract amounts beginning with the second quarter of fiscal 2004. The Company experienced problems with one of its equipment suppliers during the first quarter of fiscal 2004, which caused additional labor and overtime to be incurred in order to meet production schedules. The Company has resolved its differences with this supplier and has agreed to a reimbursement from the supplier for $175,000 of those costs. Both the additional costs and the settlement relating to the costs were recorded in the first quarter of fiscal 2004.

Selling, general and administrative expenses were 16.7% of net sales for the first quarter of fiscal 2004, or $2.8 million. During the first quarter of fiscal 2003, the Company had selling, general and administrative costs of $2.6 million. The increase is primarily the result of investments in training current and new employees to service the new major accounts, without the benefit of corresponding increases in sales to offset them. The Company continues to focus on reducing its operating expenses; in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying additional resources into marketing strategies in an attempt to increase the Company's sales and marketing concentrations.

The Company's operating loss for the first quarter of fiscal 2004 was approximately $333,000 or 1.9% of net sales. The Company reported an operating profit during the first quarter of fiscal 2003 of approximately $1.1 million

The Company had $49,000 of interest expense during the first quarter of fiscal 2004. The Company maintains a revolving credit facility, which it uses to finance increased working capital needs related to the start-up of the supply chain agreements. As of August 30, 2003 the Company had $7.0 million outstanding on its revolving credit agreement. Borrowings during the first quarter of fiscal 2004 were used primarily to fund capital expenditures of $1.4 million as well as the purchase and production of inventory related to its longer-term contracts. As of October 10, 2003, the Company had $8.2 million outstanding on its revolving credit agreement. The Company expects that it will continue to use its revolving credit facility for the foreseeable future, and as contracts mature and assuming sales at contract levels, the Company's use of its revolving credit facility is expected to diminish.

The Company is currently accruing income tax expense (benefit) at the expected annual rate of 38.0%, although quarter-to-quarter fluctuations may occur.

The Company reported a net loss for the first quarter of fiscal 2004 of $207,000 or ($0.06) per diluted common share. The Company reported a net profit for the first quarter of fiscal 2003 of $422,000 or $0.13 per diluted common share. The results for the first quarter of fiscal 2003 include a loss related to the cumulative effect of a change in accounting principle (net of tax) of $236,000 or $(0.07) per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities, as shown on the Condensed Consolidated Statements of Cash Flows, was approximately $4.0 million for the first quarter of fiscal 2004, as compared to $1.1 million during the first quarter of fiscal 2003. The Company experienced a $3.0 million increase in inventory during the first three months of fiscal 2004. This increase was primarily in raw materials as the Company adjusted its inventory to meet client forecasts and production schedules. In addition, the Company purchased completed inventory from IMP as part of its contract obligation and had approximately $1.2 million of that inventory remaining as of August 30, 2003. Accounts and notes receivable increased by approximately $3.0 million during the first three months of fiscal 2004. The largest share of this increase is related to the invoicing under the IMP contract. At August 30, 2003, the Company has approximately $2.1 million in accounts receivable related to the IMP contract. Depreciation and amortization for the first three months of fiscal 2004 and fiscal 2003 was approximately $784,000 and $776,000 respectively.

The Company used approximately $1.5 million of cash in acquiring and upgrading existing machinery and equipment during the first three months of fiscal 2004. The Company expects that it will invest approximately $3.5 million during fiscal 2004 in capital expenditures, but excluding any acquisition opportunities that become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. The Company has approximately $10.3 million in minimum lease payments under existing operating leases as of August 30, 2003; the majority are for production related machinery and equipment. The Company does not currently have any capital lease obligations.

The Company had $5.3 million of cash provided by financing activities. The Company has borrowed $5.5 million against its revolving credit facility to finance its increased working capital needs and capital expenditures during the first three months of fiscal 2004. Borrowings during the first quarter of fiscal 2004 were primarily used to fund capital expenditures of $1.5 million and to purchase and build inventory under its longer-term contracts. In addition the Company paid dividends to shareholders of approximately $168,000.

The Company recently announced its quarterly cash dividend payment on September 18, 2003. The cash dividend of $0.05 per share will result in a total payment of approximately $168,000 during the second quarter of fiscal 2004. A continuation of dividends at this level in future quarters would require similar resources in future periods.

During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.2 million in cash plus assumed liabilities. The Paragon Direct business was combined into the Company's Graphics division. Paragon Direct provides computer-based information management services for clients in the direct marketing industry. This acquisition opportunity was financed from operating cash flows.

As previously reported, the Company holds a single note receivable that is overdue. The Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. The Company has fully reserved for this note and no impact on current earnings would result if the note were written off.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. Interest on the debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. As of August 30, 2003, the Company has $7,000,000 outstanding on its revolving credit facility, as a result of increased working capital needs and increased capital expenditures, and is in compliance with all of its loan covenants.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, or expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may results in additional transactions during fiscal 2004 and beyond.

The Company has accepted an offer, in principle, to sell its Troy, Ohio facility. It is anticipated that the sale will be completed by December 31, 2003, although the transaction remains subject to closing conditions and the Company cannot assure that it will be complete. Pending due diligence by the prospective owners and other pre-closing matters, the Company continues to lease this vacant building to a third party on a month-to-month basis.

The Company's primary source of liquidity has been operating cash flows. The Company's future cash flows are dependent upon and affected by many factors, including but not limited to the following:

         o The ability of the Company to attract new and retain existing clients

         o The number and size of the projects completed for these customers

         o The effects of any loss of business of one or more primary customers

         o        Cancellations or delays of customer orders

         o        Changes in sales mix

         o        Changes in general economic conditions and world events

         o Management's effectiveness in managing the manufacturing process

         o The ability to collect in full and in a timely manner, amounts due the Company

         o The ability to acquire and maintain appropriate machinery and equipment

         o        The ability to hire, train and retain a suitable work force

         o        Acquisitions or divestiture activities

         o        Capital asset additions or disposals

         o        Environmental matters

The Company's success is dependent upon its ability to retain its existing client base, and additionally, obtain new clients. It's success will depend upon the Company's ability to use existing technical and manufacturing capabilities and knowledge in the development and introduction of new value-added products and services targeted at new markets and clients through increased marketing initiatives that allow the Company to differentiate its products and services from that of its competitor's. The failure to utilize its capabilities or properly identify and address the evolving needs of targeted customers and markets, will limit the Company's ability to capture and develop new business opportunities. In addition, the Company's success is dependent on its ability to manufacture products at a competitive cost and subsequently price them competitively. The Company's failure to do this could significantly affect the future profitability of the Company.

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

The Company had no clients during fiscal 2003 that accounted for more than 10% of net sales. During the first quarter of fiscal 2004, International Masters Publishing Inc. accounted for approximately 24.5% of net sales.

The loss of IMP sales, or of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability. During the third quarter of fiscal 2003, the Company was notified of reductions in volume by two of its major clients with ongoing projects. These clients represented approximately $2.2 million of sales during fiscal 2003.

Clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business, like the IMP multi-year contract. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. This would continue to make prediction of the Company's future results very difficult. Even though the Company is looking to increase the volume of longer-term contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some business in which the Company operates, produce lower profit margins than others. A substantial change in the mix of product sales, could materially affect profit margins. The profit margin experienced for the current period, is not indicative of future profit margins. The Company believes that while there may be several competitors for individual services that it offers, few competitors offer the single source solution that the Company can provide. The Company cannot assure the levels of its sales under its longer-term contracts, including the IMP contract, due to many factors that could cause its actual results to differ. These factors include contract disputes, performance problems, customer financial difficulties or changes in business strategies, changes in demand for the customer's products and / or future negotiated changes to the agreements.

On September 11, 2001, New York City and Washington D.C. suffered serious terrorist attacks and there is the risk that the United States may suffer additional attacks in the future. Furthermore, tensions between the United States and Iraq have recently escalated resulting in war. The ultimate cost associated with terrorism and the war with Iraq may place significant burdens on the United States economy as a whole. The potential for future terrorist attacks, the national and international responses to terrorist attacks, war with Iraq and other acts of war or hostility have created many economic and political uncertainties. These events could adversely affect our business and operating results in other ways that presently cannot be predicted and for an undeterminable period of time. Promotional mailings by the Company's clients were significantly reduced as a result of the terrorist attacks and the subsequent anthrax mailings. Technologies such as the Internet will continue to affect the demand for printing services in general and the continuing increases in postal rates and legislation changes such as the national "do not call" list will likely impact the direct mail business.

Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an adverse effect on future profitability.

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

The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company depends upon the functioning of such machinery and its ability to acquire and maintain appropriate equipment. In addition, the Company has acquired specialized machinery related to the IMP arrangement and may need to acquire specific machinery in order to perform tasks for a particular customer or types of projects, and may need to make modifications to meet customer needs. Among other factors, the Company may be affected by equipment malfunctions, the inability to configure machinery on a timely basis, training and operational needs related to the equipment, which may delay its utilization, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state of the art equipment.

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

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations or expand, terminate or sell certain existing operations. There can be no assurance that any decisions to acquire new operations, expand, terminate or sell certain existing operations will be implemented successfully. Acquisitions, in particular, are subject to potential problems and inherent risks, including:

         o Difficulties in identifying, financing and completing viable acquisitions

         o Difficulties in integrating the acquired company, retaining the acquired company's customers and achieving the expected benefits of the acquisition, such as expected revenue increases and cost savings

         o        Loss of key employees of the acquired company

         o The resulting diversion of managements' attention away from current operations

         o        The assumption of undisclosed liabilities

The Company's failure to successfully implement any initiatives could affect future profitability.

From time to time, the Company may sell or dispose of assets, such as the Troy facility, which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner, which is profitable to the Company. In addition, the Company will make investments in assets that it feels are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company will be able to acquire the necessary assets, or that the Company can obtain a reasonable return on the investments.

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

The Company has disclosed information pertaining to these events in its fiscal 2003 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ending August 30, 2003. The Company had no commercial commitments to report as of the latest balance sheet date.


Contractual
Obligations                                Less than      1 - 3          4 - 5       After 5
(Dollars in thousands)        Total         1 year        years          years        years
-------------------------   ----------    ----------    ----------    ----------    ----------
Long-term debt              $        0    $        0    $        0    $        0    $        0
Capital lease obligations            0             0             0             0             0

Operating leases                10,320         2,161         5,985         2,174             0
Unconditional purchase
obligations                          0             0             0             0             0
Other long-term
obligations                          0             0             0             0             0
                            ----------    ----------    ----------    ----------    ----------
Total contractual cash
obligations                 $   10,320    $    2,161    $    5,985    $    2,174    $        0
                            ==========    ==========    ==========    ==========    ==========

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At August 30, 2003, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

On July 22, 2003 the Company repurchased 17,072 shares of common stock from Mr. Baksha at $6.1466 per share, the average of the high and low trading prices for that day and the preceding two trading days. The proceeds were then used to repay a $100,000 note due the Company, in accordance with its terms.

As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are disclosed in its fiscal 2003 Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts receivable, fixed assets and intangible assets. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and its board of directors.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company's price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. The Company also offers certain of its customers the right to return products that do no meet specified quality standards. The Company continuously monitors and tracks such product returns, and while such returns have historically been minimal, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results.

ACCOUNTS AND NOTES RECEIVABLE

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2003 has been used during the first three months of fiscal 2004. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

FIXED ASSETS AND GOODWILL

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during fiscal 2003. In accordance with the provision of SFAS 144, the Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value. The Company has established a reserve of $247,000 as of August 30, 2003.

On June 1, 2002, the Company adopted the provision of SFAS No. 142 "Goodwill and Other Intangible Assets" for evaluating whether goodwill or indefinite-lived intangible assets are impaired. Going forward the Company will need to review goodwill and other indefinite-lived intangible assets on at least an annual basis to determine whether they are impaired.

The Company recorded a goodwill impairment charge of $352,000 ($236,000 net of taxes) during fiscal 2003, in its Graphics segment. The impairment has been recorded as a cumulative effect of change in accounting principle on the consolidated statements of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion about the Company's risk management activities may include forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those discussed.

The Company is exposed to changing interest rates, principally under its revolving credit facility. Currently, the Company does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  31.1     Sarbanes-Oxley Section 302 Certification by the CEO

                  31.2     Sarbanes-Oxley Section 302 Certification by the CFO

                  32.1     Sarbanes-Oxley Section 906 Certification by the CEO

                  32.2     Sarbanes-Oxley Section 906 Certification by the CFO

         (b)      Reports on Form 8-K.

                  None incorporated by reference into other documents. However, the Company submitted a Form 8-K dated July 21, 2003 to report the Company's 2003 fiscal year results for the period ended May 31, 2003.

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

                                               OUTLOOK GROUP CORP.
                                               ------------------
                                                  (Registrant)


Dated:  October 10, 2003

                                               /s/ Richard C. Fischer
                                               --------------------------------
                                               Richard C. Fischer, Chairman and
                                               Chief Executive Officer

                                               /s/ Paul M. Drewek
                                               --------------------------------
                                               Paul M. Drewek, Chief Financial
                                               Officer

                                 EXHIBIT INDEX

 EXHIBIT NO.                               DESCRIPTION
-------------        -----------------------------------------------------------
         31.1        Sarbanes-Oxley Section 302 Certification by the CEO

         31.2        Sarbanes-Oxley Section 302 Certification by the CFO

         32.1        Sarbanes-Oxley Section 906 Certification by CEO

         32.2        Sarbanes-Oxley Section 906 Certification by CEO