Form 10-Q
period 2003-11-29
OUTLOOK GROUP CORP
filed 2004-01-20
CIK 867490

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 29, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

3,371,983 shares of common stock, $.01 par value, were outstanding at January 9, 2004.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX



                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.     FINANCIAL INFORMATION:

Item 1.        Financial Statements                                                        3

                           Condensed Consolidated Balance Sheets
                              As of November 29, 2003 and May 31, 2003                     4

                           Condensed Consolidated Statements of Operations
                              For the three-months and six-months ended
                              November 29, 2003 and November 30, 2002                      5

                           Condensed Consolidated Statements of Cash Flows
                              For the six-months ended November 29, 2003 and
                              November 30, 2002                                            6

                           Notes to Condensed Consolidated Financial
                              Statements                                                   7

Item 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            10

Item 3.        Quantitative and Qualitative Disclosure About Market
                           Risk                                                           17

Item 4.        Controls and Procedures                                                    18

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                          18


Item 6.        Exhibits and Reports on Form 8-K                                           18

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at November 29, 2003, the results of operations for the three-month and six-month periods ended November 29, 2003 and November 30, 2002, and the results of cash flows for the six-month period ended November 29, 2003 and November 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

            The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Form 10-K.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                     November 29,        May 31,
                 ASSETS                                 2003              2003
                                                     (Unaudited)
                                                     -----------        --------
Current Assets

Cash and cash equivalents                              $      2         $      2
Accounts receivable, less allowance for
   doubtful accounts of $445 and $478, respectively       9,987            7,223
Notes receivable-current portion                            212               12
Inventories                                              11,224            7,950
Deferred income taxes                                       846              846
Income taxes refundable                                      54              810
Other                                                       962              545
                                                       --------         --------
Total current assets                                     23,287           17,388

Notes receivable long-term, less allowance for
   doubtful accounts of $652 in both years                  160                1
Property, plant, and equipment
   Land                                                     583              583
   Building and improvements                             10,676           10,621
   Machinery and equipment                               40,330           40,237
                                                       --------         --------
                                                         51,589           51,441
   Less:  accumulated depreciation                      (30,495)         (30,347)
                                                       --------         --------
                                                         21,094           21,094
Other assets                                              1,236            1,286
                                                       --------         --------
Total assets                                           $ 45,777         $ 39,769
                                                       ========         ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Bank revolver loan                                     $  6,800         $  1,500

Accounts payable                                          2,418            2,025
Book overdraft                                              755              729
Accrued liabilities:
   Salaries and wages                                     1,680            1,612
   Other                                                    407              375
                                                       --------         --------
Total current liabilities                                12,060            6,241
Deferred income taxes                                     3,279            3,279

Shareholders' Equity
Cumulative preferred stock                                    -                -
Common stock (5,209,882 and 5,152,382 shares issued,
  respectively)                                              52               52
Additional paid-in capital                               19,114           18,888
Retained earnings                                        23,602           23,422
Treasury stock (1,837,899 and 1,789,063 shares,
  respectively)                                         (12,056)         (11,739)

Officers' loans                                            (274)            (374)
                                                       --------         --------
Total shareholders' equity                               30,438           30,249
                                                       --------         --------
Total liabilities and shareholders' equity             $ 45,777         $ 39,769
                                                       ========         ========


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           Three-Month Period Ended                    Six-Month Period Ended
                                       ---------------------------------          ---------------------------------
                                       November 29,          November 30,         November 29,          November 30,
                                          2003                  2002                 2003                   2002
Net sales                              $    19,342           $    17,320          $    36,403           $    34,318

Cost of goods sold                          15,474                13,857               30,022                27,173
                                       -----------           -----------          -----------           -----------

   Gross profit                              3,868                 3,463                6,381                 7,145

Selling, general, and
administrative expenses                      2,928                 2,767                5,774                 5,304
                                       -----------           -----------          -----------           -----------

   Operating profit                            940                   696                  607                 1,841

Other income (expense):
   Interest expense                            (87)                    -                 (136)                    -
   Interest and other
     income (expense)                           50                    83                   95                    (3)
                                       -----------           -----------          -----------           -----------

Earnings from operations
   before income taxes
    and cumulative effect
    of change in
    accounting principle                       903                   779                  566                 1,838

   Income tax expense                          348                   295                  218                   696
                                       -----------           -----------          -----------           -----------

Earnings before
   cumulative effect of
    change in accounting
    principle                                  555                   484                  348                 1,142
                                       -----------           -----------          -----------           -----------

Cumulative effect of
   change in accounting
    principle (net of tax)                       -                     -                    -                  (236)
                                       -----------           -----------          -----------           -----------
Net earnings                           $       555           $       484          $       348           $       906
                                       ===========           ===========          ===========           ===========

Earnings per common
   share before
   cumulative effect of
   change in accounting
    principle:
Basic and Diluted                      $      0.16           $      0.14          $      0.10           $      0.34
Cumulative effect of
   change in accounting
    principle:
Basic and Diluted                                -                     -                    -           $     (0.07)
Earnings (loss) per
   common share:
Basic and Diluted                      $      0.16           $      0.14          $      0.10           $      0.27

Weighted average
    number of shares
    outstanding-Basic                    3,365,100             3,353,319            3,364,091             3,350,930
                                       ===========           ===========          ===========           ===========
Weighted average
    number of shares
    outstanding-Diluted                  3,386,965             3,408,581            3,394,041             3,391,264
                                       ===========           ===========          ===========           ===========


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                       Six-Month Period Ended
                                                                             November 29, 2003          November 30, 2002
                                                                             -----------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                       $   348                    $   906

   Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization                                                     1,655                      1,601
   Provision for doubtful accounts                                                      57                        110
   (Gain) loss on sale of assets                                                       (26)                        91
   Cumulative effect of change in accounting principle                                   -                        352
   Deferred Income Taxes                                                                 -                       (116)

Change in assets and liabilities:
   Accounts and notes receivable                                                    (3,180)                      (499)
   Inventories                                                                      (3,274)                      (440)
   Other current assets                                                               (387)                        44
   Accounts payable                                                                    393                        154
   Accrued liabilities                                                                 227                       (105)
   Income taxes                                                                        756                          -
                                                                                   -------                    -------

Net cash (used in) provided by operating activities                                 (3,431)                     2,098

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of business-net of cash acquired                                                -                     (1,247)
Proceeds from sale of assets                                                           248                        508
Acquisition of property, plant, and equipment                                       (1,857)                    (2,089)

                                                                                   -------                    -------

Net cash used in investing activities                                               (1,609)                    (2,828)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving credit arrangement borrowings                              5,300                          -
Increase in book overdraft                                                              26                          -
Exercise of stock options                                                               50                         20
Dividends paid to shareholders                                                        (336)                      (168)
                                                                                   -------                    -------

Net cash provided by (used in) financing activities                                  5,040                       (148)

Net change in cash                                                                       -                       (878)
Cash and cash equivalents at beginning of period                                         2                      3,021
                                                                                   -------                    -------
Cash and cash equivalents at end of period                                         $     2                    $ 2,143
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


                                       Three-Month Period       Six-Month Period
                                             Ended                    Ended
                                          November 30,            November 30,
                                        2003        2002        2003        2002
                                      ---------   ---------   ---------   ---------
Weighted average shares
outstanding-Basic                     3,365,100   3,353,319   3,364,091   3,350,930
Effect of dilutive securities -
Stock options                            21,865      55,262      29,950      40,334
                                      ---------   ---------   ---------   ---------

Weighted average shares outstanding
- Diluted                             3,386,965   3,408,581   3,394,041   3,391,264
                                      =========   =========   =========   =========



2.          Inventories:

                     Inventories consist of the following (in thousands):

                       November 29, 2003     May 31, 2003
                       -----------------     ------------
Raw materials               $ 3,976             $ 3,129
Work in process               1,197                 971
Finished goods                6,051               3,850
                            -------             -------
                            $11,224             $ 7,950
                            =======             =======


3.          Income Taxes:

               The effective income tax rate used to calculate the income tax expense for the quarters ended November 29, 2003 and November 30, 2002 is based on the anticipated income tax rate for the entire fiscal year.

4.          Stock Option Accounting

               The Company has elected to account for all stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options is reflected in net earnings (loss) as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost been applied utilizing the fair value recognition provisions of SFAS No. 123 and 148, the pro forma effect for the six-month periods ended November 29, 2003 and November 30, 2002 net earnings would have been $(0) and ($6,100), respectively. There was no pro forma effect on the November 29, 2003 and November 30, 2002 earnings per share for either basic or diluted per share amounts.

5.          Concentration of Risk
               A substantial portion of the Company's net sales are represented by the International Masters Publishing Inc. (IMP) contract. During the second quarter and the first six months of fiscal 2004, IMP accounted for approximately 18.8% and 18.5% of net sales respectively. The loss of IMP sales would, and the loss of one or more other principal clients or a change in the number or character of projects for particular clients could, have a material adverse effect on the Company's sales volume and profitability.

6.          Accounting Periods:

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

               The Company evaluates the performance of its reportable segments based on the net earnings (loss) of the respective operations. Summarized financial information for the three-month and six-month periods ending November 29, 2003 and November 30, 2002 are as follows:



Income Statement Data:

           Three-Month Period Ended                  Three-Month Period Ended
               November 29, 2003                         November 30, 2002
                (in thousands)                             (in thousands)
                       Net Earnings                                Net Earnings
            Net Sales     (Loss)                       Net Sales      (Loss)
            ---------     -------                      ---------      ------
Graphics     $12,189      $   202         Graphics      $ 9,401      $   100
Web            7,153          353                         7,919          384
             -------      -------                       -------      -------
     Total   $19,342      $   555           Total       $17,320      $   484





           Six-Month Period Ended                    Six-Month Period Ended
              November 29, 2003                        November 30, 2002
               (in thousands)                            (in thousands)
                       Net Earnings                             Net Earnings
            Net Sales     (Loss)                      Net Sales    (Loss)
            ---------     ------                      ---------    ------
Graphics     $22,292     $  (187)       Graphics*      $18,472     $   114
Web           14,111         535        Web             15,846         792
             -------     -------                       -------     -------
   Total     $36,403     $   348           Total       $34,318     $   906



*The net earnings for the Graphics segment includes a cumulative effect of a change in accounting principle charge of $236 (net of tax)


Balance Sheet Data:


              November 29, 2003    May 31, 2003
Total Assets   (in thousands)     (in thousands)
               --------------     --------------
Graphics           $30,745           $23,614
Web                 15,032            16,155
                   -------           -------
   Total           $45,777           $39,769
                   =======           =======


8.          Related Party Transactions

            As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At November 29, 2003, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

            As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

9.          Commitments and Contingencies

            As previously reported, the Company was sued in fiscal 2003 by Silly Productions, Inc. and its owner Thomas Riccio. The complaint alleged nine theories of liability, all of which arose out of the actions of a former employee of the Company who appears to have stolen small amounts of certain materials during his employment by the Company, including collectable cards that the Company was printing for the plaintiffs. The plaintiffs claimed that the employee's actions destroyed the market for its product, and in discovery alleged total damages of $4.9 million. The Company denied liability and aggressively defended the claims. However, to avoid the further expense of litigation, during the second quarter, the Company entered into a settlement agreement with the plaintiffs pursuant to which the Company refunded Silly Productions $150,000 (part of the fees which were previously paid to the Company), the plaintiffs dismissed the litigation, and the parties released each other from further liability.

            In the opinion of management, the Company is not a defendant in any other legal proceedings other than routine litigation that is not material to its business.

10.         Recently Issued Financial Accounting Pronouncements:

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

            In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation supersedes the original Interpretation. Requirements for non-special purpose entities acquired before February 1, 2003 are effective at the end of the fourth quarter of fiscal 2004. While we are still assessing the revised Interpretation, FIN No. 46 is not expected to have a significant impact on our consolidated financial statements.

11.         Subsequent Events

            The Company declared a quarterly cash dividend of $0.05 per common share outstanding on December 19, 2003. The dividend is payable on January 15, 2004 to shareholders of record on January 8, 2004. Based on the current number of shares outstanding, the payment will be approximately $169,000.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first six months of fiscal 2004 and 2003, and its financial condition at November 29, 2003. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for fiscal 2004 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Disclosures Concerning Liquidity and Capital Resources Including `Off-Balance Sheet' Arrangements." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

RESULTS OF OPERATIONS

Comparisons between the fiscal 2004 and fiscal 2003 periods are substantially affected by the long-term production and supply chain management agreement between the Company and International Masters Publishers, Inc. ("IMP"), which was entered into in March 2003. Under this five-year agreement, the Company is providing substantial services on behalf of IMP. The Company made significant expenditures to support the IMP arrangement. Particular aspects of the IMP arrangement, which both increased sales and decreased profitability in the fiscal 2004 period to date, are discussed below.

The Company's net sales for the second quarter of fiscal 2004 were $19.3 million, up $2.0 million from the second quarter of fiscal 2003. The Graphics business segment had second quarter net sales of $12.2 million, up 29.7% from the second quarter of fiscal 2003, due largely to net sales of $3.4 million under the IMP contract. Net sales to IMP during the quarter are net of any rebates and performance bonuses due under the arrangement. Due to volume shortfalls, the Company has recognized a $400,000 reduction in the rebates due IMP under the agreement. See also the discussion of gross profit margin for a description of certain IMP inventory sales included in net sales in fiscal 2004. Sales increases were partially offset by a loss of sales, which was previously disclosed, to two customers, which were significant in fiscal 2003; those sales represented $2.2 million in fiscal 2003.

The Web business segment had second quarter net sales of $7.2 million, down 9.7% from the second quarter of fiscal 2003, primarily due to decreased volumes in its label business.

The Company's net sales performance for the second quarter of fiscal 2004 is summarized in the following chart:

Net Sales          Quarter 2          Quarter 2         Quarter 2          Quarter 2
                  Fiscal 2004        Fiscal 2003         $ Change           % Change
                  -----------        -----------         --------           --------
Graphics            $12,189              9,401            $ 2,788             29.7%
Web                   7,153              7,919               (766)            -9.7%
                    -------            -------            -------             ----
   Total            $19,342            $17,320            $ 2,022             11.7%


The Company's net sales for the first six months of fiscal 2004 were $36.4 million, up $2.1 million from the first six months of fiscal 2003. The Graphics business segment had year-to-date net sales of $22.3 million, up 20.7% from the prior year, due largely to net sales of $6.3 million under the IMP contract.

The Web business segment had year-to-date net sales of $14.1 million, down 10.9% from the prior year, primarily due to decreased volumes in its label business.

The Company's net sales performance for the year-to-date period is summarized in the following chart:

Net Sales      Year-to-date    Year-to-date   Year-to-date    Year-to-date
               Fiscal 2004     Fiscal 2003      $ Change        % Change
               -----------     -----------      --------        --------
Graphics         $22,292         $18,472         $ 3,820           20.7
Web               14,111          15,846          (1,735)         -10.9%
                 -------         -------         -------           ----
   Total         $36,403         $34,318         $ 2,085            6.1%


For the year-to-date period, the Company's sales are comprised as follows:

Sales Breakdown       Fiscal       Fiscal
                       2004         2003
                      ------       ------
Graphics                61%          54%
Web                     39%          46%
                       ---          ---
   Total               100%         100%


The Company's gross profit margin for the second quarter of fiscal 2004 and fiscal 2003 was 20.0% of net sales. For the year-to-date period, gross margins were 17.5% of net sales in fiscal 2004 compared to 20.8% of net sales in fiscal 2003. Gross margins decreased primarily as a result of a product sales mix that produced lower overall profit margins, a printing industry that, in general, suffers from overcapacity and severe pricing pressures, the continuing effects of a slumping economy, increases in certain raw materials, and the investments in start-up costs for IMP and the other new long-term supply-chain contracts. The Company believes it has now incurred the bulk of the transition and start-up costs related to these contracts. In addition, margins for the quarter and six months were affected by provisions of the IMP contract under which certain finished inventory materials which were acquired from IMP were credited back to IMP at cost after the Company performed additional production, overwrap and fulfillment services. Sales of approximately $500,000 in the second quarter and $1.3 million in the six-month period related to this IMP inventory. Since those materials are being used in the ordinary course of the arrangement, the Company expects that the related effect will diminish in future quarters, although these arrangements reduced the Company's gross margins in the 2004 periods.

Selling, general and administrative expenses were 15.1% of net sales for the second quarter of fiscal 2004, or $2.9 million. During the second quarter of fiscal 2003, the Company had selling, general and administrative costs of $2.8 million or 16.0% of net sales. In fiscal 2004 year-to-date selling, general and administrative expenses were 15.9% of net sales while in fiscal 2003 year-to-date selling, general and administrative expense were 15.5% of net sales. The increase is primarily the result of investments in training current and new employees to service the new major accounts, without the benefit of corresponding increases in sales to offset them. In addition the Company incurred $150,000 during the second quarter of fiscal 2004 as part of a settlement agreement with Silly Production, Inc. The Company continues to focus on reducing its operating expenses, in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying additional resources into marketing strategies in an attempt to increase the Company's sales and marketing concentrations.

The Company's operating income for the second quarter of fiscal 2004 was approximately $940,000 or 4.9% of net sales. The Company reported an operating profit during the second quarter of fiscal 2003 of approximately $696,000 or 4.0% of net sales. For the year-to-date period, the Company had operating income of $607,000 or 1.7% of net sales during fiscal 2004. During the first six months of fiscal 2003, the Company had operating income of $1.8 million or 5.4% of net sales.

The Company had $87,000 of interest expense during the second quarter of fiscal 2004 and incurred $136,000 for the year-to-date period. The Company maintains a revolving credit facility, which it uses to finance increased working capital needs related to the start-up of the supply chain agreements. As of November 29,2003, the Company had $6.8 million outstanding on its revolving credit agreement. Borrowings during the first six months of fiscal 2004 were used primarily to fund capital expenditures of $1.9 million as well as the purchase and production of inventory related to IMP and its other longer-term contracts.

The Company is currently accruing income tax expense at the expected annual rate of 38.5%, although quarter-to-quarter fluctuations may occur.

The Company reported net income for the second quarter of fiscal 2004 of $555,000 or $0.16 per diluted common share. The Company reported a net profit for the second quarter of fiscal 2003 of $484,000 or $0.14 per diluted common share. The Company reported net income for the year-to-date period in fiscal 2004 of $348,000 or $0.10 per diluted share. The Company reported a net profit for the year-to-date period in fiscal 2003 of $906,000 or $0.27 per diluted share. The results for fiscal 2003 include a loss related to the cumulative effect of a change in accounting principle of $352,000 (net of tax of $236,000) or $(0.07) per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities, as shown on the Condensed Consolidated Statements of Cash Flows, was approximately $3.4 million for the first half of fiscal 2004, as compared to $2.1 million provided during the first half of fiscal 2003. The Company experienced a $3.3 million increase in inventory during the first six months of fiscal 2004. This increase was primarily in finished goods, which resulted both from the acquisition from IMP of its finished goods which are being sold back to IMP based on demand, and the Company's production of finished goods to meet various customers' forecast requirements. The Company also had an increase in raw materials as the Company adjusted its inventory to meet client forecasts and production schedules . In June 2003, the Company purchased $2.0 million of completed inventory from IMP as part of its contract obligation and had approximately $800,000 of that inventory remaining as of November 29, 2003. Accounts and notes receivable increased by approximately $3.2 million during the first six months of fiscal 2004. The most significant source of cash and liquidity for the Company are the payments received from its customers; therefore, changes in rapidity at which customers pay and any other significant disruption in customer payments can affect Company liquidity. The largest share of this increase is related to the invoicing under the IMP contract. At November 29, 2003, the Company has approximately $2.2 million in accounts receivable related to IMP for contract and non-contract work. As of January 9, 2004 approximately $1.1 million has been paid. Depreciation and amortization for the first half month of fiscal 2004 and fiscal 2003 was approximately $1.7 million and $1.6 million respectively.

The Company used approximately $1.9 million of cash in acquiring and upgrading existing machinery and equipment during the first six months of fiscal 2004. The Company expects that it will invest approximately $3.5 million during fiscal 2004 in capital expenditures, excluding any acquisition opportunities that become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. The Company has approximately $9.8 million in minimum lease payments under existing operating leases as of November 29, 2003; the majority are for production related machinery and equipment. The Company does not currently have any capital lease obligations. See "Disclosures about Contractual Obligations and Commercial Commitments" below.

The Company had $5.0 million provided by financing activities. The Company has borrowed $5.3 million against its revolving credit facility to finance its increased working capital needs and capital expenditures during the first six months of fiscal 2004. Borrowings during the first six month of fiscal 2004 were primarily used to fund capital expenditures of $1.9 million and to purchase and build inventory under its longer-term contracts. As of January 9, 2004, the Company had $6.6 million outstanding on its revolving credit agreement. The Company expects that it will continue to use its revolving credit facility for the foreseeable future, and as contracts mature and assuming sales at contract levels, the Company's use of its revolving credit facility are expected to diminish because the start-up costs and related inventory purchases are being absorbed into the Company's sales over time.

The Company declared a quarterly cash dividend of $0.05 per common share outstanding on December 19, 2003. The dividend is payable on January 15, 2004 to shareholders of record on January 8, 2004. Based on the current number of shares outstanding, the payment will be approximately $169,000. A continuation of dividends at this level in future quarters would require similar resources in future periods.

During June 2002, the Company purchased selected assets of Paragon Direct, Inc. for $1.2 million in cash plus assumed liabilities. The Paragon Direct business was combined into the Company's Graphics division. Paragon Direct provides computer-based information management services for clients in the direct marketing industry. This acquisition opportunity was financed from operating cash flows.

As previously reported, the Company holds a note receivable that is overdue. The Company has obtained a favorable judgment in excess of the value of the note and the Company continues to pursue collection. Although the Company has previously established a reserve, and currently believes the remaining balance is collectible, the Company may be required to write-off the remaining balance of the note if collection efforts prove ineffective and payments are not received. The Company is fully reserved for this possibility and no impact on current earnings would result if the remaining balance of the note were written off. In addition, the Company converted two customers with account receivable balances to note receivables during the second quarter of fiscal 2004. The notes are for approximately $391,000 and have terms of twenty four months.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. Interest on the debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is in compliance with all of its related loan covenants. Management believes that the remaining availability of $8.4 million as of January 9, 2004 will be sufficient to meet the Company's expected liquidity needs from borrowing unless the Company were to make an acquisition or enter into a significant new customer arrangement requiring substantial up-front expenditures. In those cases, the Company would need to expand or add additional bank financing arrangements to meet those needs. The Company is in the early state of negotiating and extending the credit facility. This is expected to be completed by the fourth quarter of fiscal 2004, although the Company cannot assure that it will be able to reach a satisfactory agreement.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may result in additional transactions during fiscal 2004 and beyond. The Company previously announced that it had accepted an offer in principle to sell its Troy, Ohio facility. However, the prospective buyer has since withdrawn its offer and the Company will continue to lease this unused building to a third party on a month-to-month basis.

The Company's primary source of liquidity has been cash flows, and in particular payments received from its customers but supplemented with borrowings. The Company's future cash receipts are dependent upon and affected by many factors, including but not limited to the following:

         o The ability of the Company to attract new and retain existing clients
         o The number and size of the projects completed for these customers
         o The effects of any loss of business of one or more primary customers
         o        Cancellations or delays of customer orders
         o        Changes in sales mix
         o        Changes in general economic conditions and world events
         o Management's effectiveness in managing the manufacturing process
         o The ability to collect in full and in a timely manner, amounts due the Company
         o        Continued availability of bank financing

Additionally, liquidity will be affected by cash needs including:

         o The ability and need to acquire and maintain appropriate machinery and equipment
         o The ability and need to hire, train and retain a suitable work force
         o        Acquisitions or divestiture activities
         o        Capital asset additions or disposals
         o        Environmental compliance matters

The Company is dependent upon its ability to retain its existing client base, and additionally, obtain new clients. Its success will depend upon the Company's ability to use existing technical and manufacturing capabilities and knowledge in the development and introduction of new value-added products and services targeted at new markets and clients through increased marketing initiatives that allow the Company to differentiate its products and services from that of its competitor's. The failure to utilize its capabilities or properly identify and address the evolving needs of targeted customers and markets, will limit the Company's ability to capture and develop new business opportunities. In addition, the Company's success is dependent on its ability to manufacture products at a competitive cost and subsequently price them competitively. The Company's failure to do this could significantly affect the future profitability of the Company.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The Company had no clients during fiscal 2003 that accounted for more than 10% of net sales. However, the entry into the IMP agreement in late fiscal 2003 has resulted in an increased dependence upon sales to IMP, which is now the Company's largest customer and its only customer with sales in excess of 10% during fiscal 2004. During the second quarter and the first six months of fiscal 2004, International Masters Publishing Inc. accounted for approximately 18.8% and 18.5% of net sales respectively.

Although significant long-term contracts provide more stability to the Company, they can increase the Company's dependence on specific customers. In particular, a very substantial portion of the Company's sales are now represented by the IMP contract. The loss of IMP sales would, and the loss of one or more other principal clients or a change in the number or character of projects for particular clients could, have a material adverse effect on the Company's sales volume and profitability. During the third quarter of fiscal 2003, the Company was notified of reductions in volume by two of its major clients with ongoing projects. These clients represented approximately $2.2 million of sales during fiscal 2003.

Except for specific longer-term contracts, clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business, like the IMP multi-year contract. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. This would continue to make prediction of the Company's future results very difficult. Even though the Company is looking to increase the volume of longer term contract work. Until then, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

Due to the range of services that the Company provides, product sales mix can produce a range of profit margins. Some businesses in which the Company operates produce lower profit margins than others. For example, certain aspects of the IMP arrangement relating to inventory, which were discussed above, have negatively affected the Company's margins during the reported periods. A substantial change in the mix of product sales could materially affect profit margins. The profit margin experienced for the current period is not indicative of future profit margins. The Company believes that while there may be several competitors for individual services that it offers, few competitors offer the single source solution that the Company can provide. The Company cannot assure the levels of its sales under its longer-term contracts, including the IMP contract, due to many factors that could cause its actual results to differ. These factors include contract disputes, performance problems, customer financial difficulties or changes in business strategies, changes in demand for the customer's products and / or future negotiated changes to the agreements.

The September 11, 2001 terrorist attacks, the U.S. and international response, the fear of additional attacks, and the war with Iraq and its aftermath have substantially affected the United States economy as a whole. Some of these matters, such as the anthrax mailings, have specifically affected the industry in which the Company operates because of their effect on promotional mailings. These events could adversely affect business and operating results in other ways that presently cannot be predicted and for an undeterminable period of time. Technologies such as the Internet will continue to affect the demand for printing services in general and the continuing increases in postal rates and legislation changes such as the national "do not call" list and "can spam" limitations will likely impact the direct mail business.

Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decision that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and / or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability. Declining general economic conditions also increase the risk for the Company, as many of its clients could negatively be impacted by the depressed economy. As sales to specific customers such as IMP become a larger percentage of the Company's sales and receivables, disputes or collection problems with any particular customer such as IMP could affect a larger portion of the Company's sales and/or receivables. Additionally, several customers with contractual arrangements have extended payment terms and payments have generally been received according to the terms of the contract.

The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company depends upon the functioning of such machinery and its ability to acquire and maintain appropriate equipment. In addition, the Company has acquired specialized machinery related to the IMP arrangement and may need to acquire specific machinery in order to perform tasks for a particular customer or types of projects, and may need to make modifications to meet customer needs. In certain cases, the cost of this machinery is factored into costs or prices charged to related customers; however, the costs may not be fully recovered, such as in the event sales to customers do not reach anticipated levels. Among other factors, the Company may be affected by equipment malfunctions, the inability to configure machinery on a timely basis, training and operational needs related to the equipment, which may delay its utilization, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state of the art equipment.

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

From time to time, the Company may sell or dispose of assets, such as the Troy facility, which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner which is profitable to the Company. In addition, the Company will make investments in assets that it feels are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company will be able to acquire the necessary assets, or that the Company can obtain a reasonable return on the investments.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location such that a total picture of obligations would be readily available. In addition, the SEC had suggested the use of a least one additional aid to present the total picture of a registrant's liquidity and capital resources and the integral role of on and off balance sheet arrangements. The Company has prepared a schedule of contractual obligations and commercial commitments as of the latest balance sheet date.

The Company has disclosed information pertaining to these events in its fiscal 2003 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ending November 29, 2003. The Company had no commercial commitments to report as of the latest balance sheet date.


Contractual                                       Less than     1 - 3       4 - 5      After 5
Obligations                             Total       1 year      years       years       years
(Dollars in thousands)                  -----     ---------    -------      -----      -------
------------
Long-term debt                          $    0      $    0      $    0      $    0      $    0
Capital lease obligation                     0           0           0           0           0
Operating leases                         9,780       2,161       5,760       1,859           0
Unconditional purchase obligations
                                             0           0           0           0           0
Other long-term obligations                  0           0           0           0           0
                                        ------      ------      ------      ------      ------
Total contractual cash obligations      $9,780      $2,161      $5,760      $1,859      $    0
                                        ======      ======      ======      ======      ======


In addition, at November 29, 2003, the Company had borrowed $6.8 million against its $15.0 million bank revolver agreement. The Company is in compliance with its covenants under the related agreement. The Company is currently in the process of re-negotiating a revised credit facility with its lender. This is expected to be completed in the fourth quarter of fiscal 2004, although the Company cannot assure that it will reach a satisfactory agreement.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE


The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At November 29, 2003, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

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

ACCOUNTS AND NOTES RECEIVABLE

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2003 has been used during the first six months of fiscal 2004. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

FIXED ASSETS AND GOODWILL

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during fiscal 2003. In accordance with the provision of SFAS 144, the Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceed its fair market value. The Company has established a reserve of $247,000 as of November 29, 2003.

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

The Company is exposed to changing interest rates, principally under its revolving credit facility and outstanding notes receivable. Currently, the Company does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates.

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



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As previously reported, the Company was sued in fiscal 2003 by Silly Productions, Inc. and its owner Thomas Riccio. The complaint alleged nine theories of liability, all of which arose out of the actions of a former employee of the Company who appears to have stolen small amounts of certain materials during his employment by the Company, including collectable cards that the Company was printing for the plaintiffs. The plaintiffs claimed that the employee's actions destroyed the market for its product, and in discovery alleged total damages of $4.9 million. The Company denied liability and aggressively defended the claims. However, to avoid the further expense of litigation, during the second quarter, the Company entered into a settlement agreement with the plaintiffs pursuant to which the Company paid Silly Productions $150,000. The plaintiffs dismissed the litigation, and the parties released each other from further liability.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.
            31.1 Sarbanes-Oxley Section 302 Certification by the CEO
            31.2 Sarbanes-Oxley Section 302 Certification by the CFO
            32.1 Sarbanes-Oxley Section 906 Certification by the CEO
            32.2 Sarbanes-Oxley Section 906 Certification by the CFO


     (b)    Reports on Form 8-K.

            None incorporate by reference into other documents. However, the Company submitted a Form 8-K dated October 10, 2003 to report the Company's fiscal 2004 first quarter results for the period ended August 30, 2003. The Company also submitted a Form 8-K dated January 7, 2004 to report the Company's fiscal 2004 second quarter results for the period ended November 29, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OUTLOOK GROUP CORP.
                         ------------------
                            (Registrant)



Dated: January 13, 2004

                        /s/ Richard C Fischer
                        ---------------------
                        Richard C. Fischer, Chairman and Chief Executive Officer


                        /s/ Paul M. Drewek
                        ------------------
                        Paul M. Drewek, Chief Financial Officer