Form 10-Q
period 2004-02-28
OUTLOOK GROUP CORP
filed 2004-04-13
CIK 867490

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

3,385,477 shares of common stock, $.01 par value, were outstanding at April 13, 2004.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I. FINANCIAL INFORMATION:

Item 1.   Financial Statements                                             3

               Condensed Consolidated Balance Sheets
                  As of February 28, 2004 and May 31, 2003                 4

               Condensed Consolidated Statements of Operations
                  For the three-months and nine-months ended
                  February 28, 2004 and March 1, 2003                      5

               Condensed Consolidated Statements of Cash Flows
                  For the nine-months ended February 28, 2004 and
                  March 1, 2003                                            6

               Notes to Condensed Consolidated Financial
                  Statements                                               7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10

Item 3.   Quantitative and Qualitative Disclosure About Market
               Risk                                                       17

Item 4.   Controls and Procedures                                         17

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at February 28, 2004, the results of operations for the three-month and nine-month periods ended February 28, 2004 and March 1, 2003, and the results of cash flows for the nine-month periods ended February 28, 2004 and March 1, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Form 10-K.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       February 28,    May 31,
                                                            2004        2003
                                                       ------------    -------
                        ASSETS

Current Assets

Cash and cash equivalents                              $          2    $      2
Accounts receivable, less allowance for
   doubtful accounts of $726 and $478, respectively          11,309       7,223
Notes receivable-current portion                                291          12
Inventories                                                  11,374       7,950
Deferred income taxes                                           846         846
Income taxes refundable                                         294         810
Other                                                           808         545
                                                       ------------    --------
Total current assets                                         24,924      17,388

Notes receivable long-term, less allowance for
   doubtful accounts of $652 in both years                      117           1
Property, plant, and equipment
   Land                                                         583         583
   Building and improvements                                 10,645      10,621
   Machinery and equipment                                   40,970      40,237
                                                       ------------    --------
                                                             52,198      51,441
   Less:  accumulated depreciation                          (31,270)    (30,347)
                                                       ------------    --------
                                                             20,928      21,094
Other assets                                                  1,210       1,286
                                                       ------------    --------
Total assets                                           $     47,179    $ 39,769
                                                       ============    ========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Bank revolver loan                                     $      7,105    $  1,500

Accounts payable                                              3,400       2,025
Book overdraft                                                1,404         729
Accrued liabilities:
   Salaries and wages                                         1,450       1,612
   Other                                                         65         375
                                                       ------------    --------
Total current liabilities                                    13,424       6,241
Deferred income taxes                                         3,279       3,279

Shareholders' Equity

Cumulative preferred stock                                       --          --
Common stock (5,209,882 and 5,152,382 shares issued,
   respectively)                                                 52          52
Additional paid-in capital                                   19,114      18,888
Retained earnings                                            23,640      23,422
Treasury stock (1,837,899 and 1,789,063 shares,
respectively)                                               (12,056)    (11,739)

Officers' loans                                                (274)       (374)
                                                       ------------    --------
Total shareholders' equity                                   30,476      30,249
                                                       ------------    --------
Total liabilities and shareholders' equity             $     47,179    $ 39,769
                                                       ============    ========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  Three-Month Period Ended        Nine-Month Period Ended
                                                ----------------------------    ----------------------------
                                                February 28,      March 1,      February 28,      March 1,
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Net sales                                       $     17,236    $     12,596    $     53,639    $     46,914

Cost of goods sold                                    14,166          11,195          44,188          38,368
                                                ------------    ------------    ------------    ------------

   Gross profit                                        3,070           1,401           9,451           8,546

Selling, general, and administrative expenses          2,712           2,429           8,486           7,733
                                                ------------    ------------    ------------    ------------

   Operating profit (loss)                               358          (1,028)            965             813

Other income (expense):

   Interest expense                                      (85)              -            (221)              -
   Interest and other
     income (expense)                                     52              33             147              31
                                                ------------    ------------    ------------    ------------

Earnings (loss)
   from operations
   before income taxes
   and cumulative effect
   of change in accounting
   principle                                             325            (995)            891             844

Income tax expense
   (benefit)                                             118            (357)            336             340
                                                ------------    ------------    ------------    ------------

Earnings (loss) before
   cumulative effect of
   change in accounting
   principle                                             207            (638)            555             504

Cumulative effect of
   change in accounting
   principle (net of tax)                                  -               -               -            (236)
                                                ------------    ------------    ------------    ------------
Net earnings (loss)                             $        207    $       (638)   $        555    $        268
                                                ============    ============    ============    ============

Earnings (loss) per
   common share before
   cumulative effect of
   change in accounting
   principle:

Basic and Diluted                               $       0.06    $      (0.19)   $       0.16    $       0.15

Cumulative effect of
   change in accounting
   principle:

Basic and Diluted                                          -               -               -    $      (0.07)

Earnings (loss) per
   common share:
Basic and Diluted                               $       0.06    $      (0.19)   $       0.16    $       0.08

Weighted average
   number of shares
   outstanding-Basic                               3,371,983       3,353,319       3,366,722       3,351,726
                                                ============    ============    ============    ============
Weighted average
   number of shares
   outstanding-Diluted                             3,400,424       3,353,319       3,398,575       3,397,339
                                                ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Nine-Month Period Ended
                                                                   February 28, 2004   March 1, 2003
                                                                   -----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                            $   555          $   268

   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

   Depreciation and amortization                                          2,497            2,454
   Provision for doubtful accounts                                          162               37
   (Gain) loss on sale of assets                                            (32)              81
   Cumulative effect of change in accounting principle, net                   -              236

Change in assets and liabilities:
   Accounts and notes receivable                                         (4,643)           1,024
   Inventories                                                           (3,424)          (1,482)
   Other assets                                                            (216)            (286)
   Accounts payable                                                       1,375            1,296
   Accrued liabilities                                                     (346)            (978)
   Income taxes                                                             516                -
                                                                        -------          -------

Net cash (used in) provided by operating activities                      (3,556)           2,650

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of business-net of cash acquired                                     -           (1,247)
Proceeds from sale of assets                                                264              523
Acquisition of property, plant, and equipment                            (2,534)          (3,868)

                                                                        -------          -------

Net cash used in investing activities                                    (2,270)          (4,592)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in revolving credit arrangement borrowings                   5,605                -
Increase in book overdraft                                                  675                -
Exercise of stock options                                                    50               20
Dividends paid to shareholders                                             (504)            (335)
                                                                        -------          -------

Net cash provided by (used in) financing activities                       5,826             (315)

Net change in cash                                                            -           (2,257)
Cash and cash equivalents at beginning of period                              2            3,021
                                                                        -------          -------
Cash and cash equivalents at end of period                              $     2          $   764
                                                                        =======          =======

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Net Earnings (Loss) Per Common Share:

         Basic earnings (loss) per share is computed by dividing net earnings by the weighted average shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period.

         The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                Three-Month Period         Nine-Month Period
                                       Ended                      Ended
                             February 28,    March 1,   February 28,    March 1,
                                 2004         2003          2004         2003
                             ------------   ---------   ------------   ---------
Weighted average
shares outstanding-
Basic                           3,371,983   3,353,319      3,366,722   3,351,726
Effect of dilutive
securities - Stock options         28,441           -         31,853      45,613
                             ------------   ---------   ------------   ---------

Weighted average
shares outstanding -
Diluted                         3,400,424   3,353,319      3,398,575   3,397,339
                             ============   =========   ============   =========

2. Inventories:

         Inventories consist of the following (in thousands):

                  February 28, 2004   May 31, 2003
                  -----------------   ------------
Raw materials        $      4,260      $   3,129
Work in process             1,527            971
Finished goods              5,587          3,850
                     ------------      ---------
                     $     11,374      $   7,950
                     ============      =========

3. Income Taxes

         The effective income tax rate used to calculate the income tax expense for the three-month and nine-month periods ended February 28,2004 and March 1, 2003 is based on the anticipated income tax rate for the entire fiscal year.

4. Stock Option Accounting

         The Company has elected to account for all its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options is reflected in net earnings (loss) as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost been applied utilizing the fair value recognition provisions of SFAS No. 123 and 148, the pro forma effect for the nine-month periods ended February 28, 2004 and March 1, 2003 on net earnings would have been $(0) and ($6,100), respectively. There was no pro forma effect on the February 28, 2004 and March 1, 2003 earnings per share for either basic or diluted.

5. Concentration of Risk

         A substantial portion of the Company's net sales are represented by the International Masters Publishing Inc. (IMP) contract. During the third quarter and the first nine months of fiscal 2004, IMP accounted for approximately 26.4% and 24.9% of net sales, respectively. The loss of IMP sales would have a material adverse effect on the Company's sales volume and profitability. Additionally, the loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

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

         The Company evaluates the performance of its reportable segments based on the net earnings (loss) of the respective operations. Summarized financial information for the three-month and nine-month periods ending February 28, 2004 and March 1, 2003 are as follows:

         Income Statement Data:

               Three-Month Period Ended                   Three-Month Period Ended
                   February 28, 2004                            March 1, 2003
                    (in thousands)                             (in thousands)
                                                                      Net Earnings
               Net Sales   Net Earnings                   Net Sales      (Loss)
               ---------   ------------                   ---------   ------------
Graphics        $  9,904      $   5        Graphics       $   5,892      $ (791)
Web                7,332        202        Web                6,704         153
                --------      -----                       ---------      ------
     Total      $ 17,236      $ 207           Total       $  12,596      $ (638)

               Nine-Month Period Ended                    Nine-Month Period Ended
                  February 28, 2004                            March 1, 2003
                   (in thousands)                             (in thousands)
                           Net Earnings                               Net Earnings
               Net Sales      (Loss)                      Net Sales      (Loss)
               ---------   ------------                   ---------   ------------
Graphics       $  32,196     $  (182)      Graphics *     $  24,364      $ (677)
Web               21,443         737       Web               22,550         945
               ---------     -------                      ---------      ------
   Total       $  53,639     $   555          Total       $  46,914      $  268

Balance Sheet Data:

* The net earnings for the Graphics segment includes a cumulative effect of a change in accounting principle charge of $236 (net of tax)

                       February 28,       May 31,
                          2004              2003
                      (in thousands)   (in thousands)
                      --------------   --------------
Total Assets

Graphics                 $ 31,923         $ 23,614
Web                        15,256           16,155
                         --------         --------
   Total                 $ 47,179         $ 39,769
                         ========         ========

8. Related Party Transactions

         As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At February 28, 2004, the Company had loans totaling $274,000 to these individuals. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions must be approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

         As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

9. Commitments and Contingencies

         As previously reported, the Company was sued in fiscal 2003 by Silly Productions, Inc. and its owner Thomas Riccio in an action which arose out of the actions of a former employee of the Company who appears to have stolen small amounts of certain materials, including collectable cards that the Company was printing for the plaintiffs. The plaintiffs alleged total damages of $4.9 million. The Company denied liability; however, to avoid the further expense of litigation, the Company entered into a settlement agreement with the plaintiffs pursuant to which the Company paid Silly Productions $150,000. The plaintiffs dismissed the litigation, and the parties released each other from further liability. This settlement was recorded in the second quarter of fiscal 2004.

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

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation supersedes the original Interpretation. Requirements for non-special purpose entities acquired before February 1, 2003 are effective at the end of the fourth quarter of fiscal 2004. FIN No. 46 is not expected to have a significant impact on the Company's financial statements.

11. Subsequent Events

         The Company declared a quarterly cash dividend of $0.05 per common share outstanding on March 17, 2004. The dividend is payable on April 15, 2004 to shareholders of record on April 8, 2004. Based on the current number of shares outstanding, the payment will be approximately $169,000.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first nine months of fiscal 2004 and 2003, and its financial condition at February 28, 2004. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for fiscal 2004 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Disclosures Concerning Liquidity and Capital Resources Including `Off-Balance Sheet' Arrangements." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

RESULTS OF OPERATIONS

Comparisons between the fiscal 2004 and fiscal 2003 periods are substantially affected by the long-term production and supply chain management agreement between the Company and International Masters Publishers Inc. ("IMP"), which was entered into in March 2003. Under this five-year agreement, the Company is providing substantial services on behalf of IMP. The Company has made significant expenditures to support the IMP arrangement. Particular aspects of the IMP arrangement, which increased sales and decreased profitability in the first three quarters of fiscal 2004, are discussed below.

The Company's net sales for the third quarter of fiscal 2004 were $17.2 million, up $4.6 million from the third quarter of fiscal 2003. The Graphics business segment had third quarter net sales of $9.9 million, up 68.1% from the third quarter of fiscal 2003, due largely to net sales of $4.6 million under the IMP contract. Net sales to IMP during the quarter are net of any rebates and performance bonuses due under the arrangement. Due to volume shortfalls during the third quarter, the Company has recorded a receivable of approximately $140,000 due under the agreement. See also the discussion of gross profit margin for a description of certain IMP inventory sales included in net sales in fiscal 2004. The Company's sales increases were partially offset by a loss of sales, which was previously disclosed, to two customers, which were significant in fiscal 2003; those sales represented $2.2 million in the first nine months of fiscal 2003.

The Web business segment had third quarter net sales of $7.3 million, up 9.4% from the third quarter of fiscal 2003, primarily due to increased volumes in its label business.

The Company's net sales performance for the third quarter of fiscal 2004 is summarized in the following chart:

Net Sales   Quarter 3    Quarter 3   Quarter 3  Quarter 3
           Fiscal 2004  Fiscal 2003   $ Change  % Change
           -----------  -----------  ---------  ---------
Graphics     $ 9,904      $ 5,892     $ 4,012     68.1%
Web            7,332        6,704         628      9.4%
             -------      -------     -------     ----
   Total     $17,236      $12,596     $ 4,640     36.8%

The Company's net sales for the first nine months of fiscal 2004 were $53.6 million, up $6.7 million from the first nine months of fiscal 2003. The Graphics business segment had year-to-date net sales of $32.2 million, up 32.1% from the prior year, due largely to net sales of $13.4 million under the IMP contract offset by reductions to two former customers.

The Web business segment had year-to-date net sales of $21.4 million, down 4.9% from the prior year, primarily due to decreased volumes in its label business.

The Company's net sales performance for the year-to-date period is summarized in the following chart:

            Year-to-date  Year-to-date  Year-to-date  Year-to-date
Net Sales    Fiscal 2004   Fiscal 2003    $ Change      % Change
            ------------  ------------  ------------  ------------
Graphics      $ 32,196      $ 24,364      $ 7,832         32.1%
Web             21,443        22,550       (1,107)        -4.9%
Other                                           -
              --------      --------      -------         ----
   Total      $ 53,639      $ 46,914      $ 6,725         14.3%

For the year-to-date period, the Company's sales are comprised as follows:

Sales Breakdown  Fiscal   Fiscal
                  2004     2003
                 ------   ------
Graphics           60%      52%
Web                40%      48%
                  ---      ---
   Total          100%     100%

The Company's gross profit margin for the third quarter of fiscal 2004 was 17.8% of net sales as compared to 11.1% of net sales in fiscal 2003. For the year-to-date period, gross margins were 17.6% of net sales in fiscal 2004 compared to 18.2% of net sales in fiscal 2003. For the year-to-date period, gross margins decreased primarily as a result of a product sales mix that produced lower overall profit margins, a printing industry that, in general, suffers from overcapacity and severe pricing pressures, the continuing effects of a slumping economy, increases in certain raw materials, and the investments in start-up costs for IMP and the other new long-term supply-chain contracts. The Company believes it has now incurred the bulk of the transition and start-up costs related to these contracts, which has helped improve margins in the third quarter. In addition, margins were negatively affected by provisions of the IMP contract under which certain finished inventory materials which were acquired from IMP during the first quarter of fiscal 2004, were credited back to IMP at cost after the Company provided additional production, overwrapping, and fulfillment services. Sales of approximately $300,000 in the third quarter and approximately $1.6 million in the nine-month period relate to this inventory. Since those materials are being used in the ordinary course of the arrangement, the Company expects that the related effect will diminish in future quarters, although these arrangements reduced the Company's gross margins in the 2004 periods.

Selling, general and administrative expenses were 15.7% of net sales for the third quarter of fiscal 2004, or $2.7 million as compared to $2.4 million or 19.2% of net sales in the third quarter of fiscal 2003. In fiscal 2004 year-to-date selling, general and administrative expenses were 15.8% of net sales or $8.5 million as compared to 16.5% of net sales or $7.7 million in fiscal 2003. The Company incurred $150,000 during the second quarter of fiscal 2004 as part of a settlement agreement with Silly Production, Inc. The Company continues to focus on reducing its operating expenses; in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying additional resources into marketing strategies in an attempt to increase the Company's sales and marketing concentrations, as the Company believes that relatively large orders and customers tend to be more advantageous to it than smaller ones. However, this strategy also increases the Company's dependence on these larger customers.

The Company's operating income for the third quarter of fiscal 2004 was approximately $358,000 or 2.1% of net sales. The Company reported an operating loss during the third quarter of fiscal 2003 of approximately $1,028,000 or (8.2%) of net sales. For the year-to-date period, the Company had operating income of $965,000 or 1.8% of net sales during fiscal 2004. During the first nine months of fiscal 2003, the Company had operating income of $813,000 or 1.7% of net sales.

The Company incurred $85,000 of interest expense during the third quarter of fiscal 2004 and incurred $221,000 for the year-to-date period. The Company maintains a revolving credit facility, which it uses to finance increased working capital needs related to the start-up of supply chain agreements. As of February 28, 2004, the Company had $7.1 million outstanding on its revolving credit agreement. Borrowings during the first nine months of fiscal 2004 were used primarily to fund capital expenditures of $2.5 million as well as the purchase and production of inventory related to IMP and its other longer-term contracts.

The Company is currently accruing income tax expense at the expected annual rate of 38.5%, although quarter-to-quarter fluctuations may occur.

The Company reported net income for the third quarter of fiscal 2004 of $207,000 or $0.06 per diluted common share. The Company reported a net loss for the third quarter of fiscal 2003 of $638,000 or $(0.19) per diluted common share. The Company reported net income for the year-to-date period in fiscal 2004 of $555,000 or $0.16 per diluted share. The Company reported a net profit for the year-to-date period in fiscal 2003 of $268,000 or $0.08 per diluted share. The results for fiscal 2003 include a loss related to the cumulative effect of a change in accounting principle of $236,000, net of tax, or $(0.07) per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities, as shown on the Condensed Consolidated Statements of Cash Flows, was approximately $3.6 million for the first nine months of fiscal 2004, as compared to $2.7 million provided during the first nine months of fiscal 2003. The Company experienced a $3.4 million increase in inventory during the first nine months of fiscal 2004. This increase was primarily in finished goods resulting from the acquisition of finished goods that are being sold back to IMP based on demand, as well as the Company's production of finished goods to meet various other customers' forecasted requirements. When inventory is produced to a customer's forecast, the customer generally is ultimately obligated to purchase the inventory; however, the Company may be required to store the inventory for a period of time before delivery is made. In June 2003, the Company purchased $2.0 million of completed inventory from IMP as part of its contract obligation and had approximately $500,000 of that inventory remaining as of February 28, 2004. The Company also had an increase in raw materials as the Company adjusted its inventory to meet client forecasts and production schedules. Accounts and notes receivable increased by approximately $4.6 million during the first nine months of fiscal 2004. The most significant source of cash and liquidity for the Company are the payments received from its customers; therefore, changes in the frequency at which customers pay and any other significant disruption in customer payments can affect Company liquidity. The largest share of this increase is related to the invoicing under the IMP contract. At February 28, 2004, the Company has approximately $4.1 million in accounts receivable related to IMP for contract and non-contract work. Depreciation and amortization for the first nine months of fiscal 2004 and fiscal 2003 was approximately $2.5 million and $2.5 million, respectively.

The Company used approximately $2.5 million of cash in acquiring and upgrading existing machinery and equipment during the first nine months of fiscal 2004. The Company expects that it will invest an additional $1.0 million during fiscal 2004 in capital expenditures, excluding any acquisition opportunities that become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. The Company has approximately $9.2 million in minimum lease payments under existing operating leases as of February 28, 2004; the majority are for production related machinery and equipment. The Company does not currently have any capital lease obligations. See "Disclosures about Contractual Obligations and Commercial Commitments" below.

The Company had $5.8 million provided by financing activities. The Company has borrowed $5.6 million against its revolving credit facility to fund capital expenditures of $2.5 million and to purchase and build inventory under its longer-term contracts. As of March 31, 2004, the Company had $7.1 million outstanding on its revolving credit agreement. The line of credit provides a significant source of additional liquidity to the Company. The Company expects to continue to use the revolving credit facility for the foreseeable future. Assuming IMP and other longer-term contract sales continue at the contract levels, the Company expects that its use of its revolving credit facility will diminish because the start-up costs and related inventory purchases are being absorbed into the Company's sales over time.

The Company declared a quarterly cash dividend of $0.05 per common share outstanding on March 17, 2004. The dividend is payable on April 15, 2004 to shareholders of record on April 8, 2004. Based on the current number of shares outstanding, the payment will be approximately $169,000. A continuation of dividends at this level in future quarters would require similar resources in future periods.

The Company converted three customers with account receivable balances to note receivables during the second and third quarters of fiscal 2004. The notes are for approximately $408,000 and have terms of twenty-four months.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $15.0 million. Interest on the debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its operational needs. The Company is in compliance with all of its related loan covenants. Management believes that the remaining $7.9 million available under the credit facility, assuming its extension or renewal, will be sufficient to meet the Company's expected liquidity needs unless the Company was to make an acquisition or enter into a significant new customer arrangement requiring substantial up-front expenditures. In those cases, the Company may need to expand or add additional financing arrangements to meet those needs. The Company is in the early state of negotiating and extending its credit facility, which expires in April 2004. The renewal is expected to be completed during the first quarter of fiscal 2005 although the Company cannot assure that it will be able to reach a satisfactory agreement.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may result in additional transactions during fiscal 2004 and beyond. The Company previously reported that it had accepted an offer in principle to sell its Troy, Ohio facility. That offer has since been withdrawn. The Company has been notified that its existing tenant for its Troy, Ohio facility intends to vacate the premises during the fourth quarter of fiscal 2004. The Company had monthly rental income of approximately $6,000. The Company will continue to pursue the sale or lease of this unused property, but cannot assure that it will be able to sell or lease this property in a timely manner or that it will receive and accept an offer that is profitable to the Company.

The Company's primary source of liquidity has been operating cash flows, and in particular payments received from its customers, but supplemented with borrowings under its credit facility. The Company's future cash receipts are dependent upon and affected by many factors, including but not limited to the following:

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

         -        Cancellations or delays of customer orders

         -        Changes in sales mix

         -        Changes in general economic conditions and world events

         - Management's effectiveness in managing the manufacturing process

         - The ability to collect in full, and in a timely manner, amounts due the Company

         -        Continued availability of bank financing

Additionally, liquidity will be affected by cash needs including:

         - The ability and need to acquire and maintain appropriate machinery and equipment

         - Start up costs for significant new client relationships, including working capital needs

         - The ability and need to hire, train and retain a suitable work force

         -        Acquisitions or divestiture activities

         -        Capital asset additions or disposals

         -        Environmental compliance matters

The Company is dependent upon its ability to retain its existing client base, and additionally, obtain new clients. Its success will depend upon the Company's ability to use existing technical and manufacturing capabilities and knowledge in the development and introduction of new value-added products and services targeted at new markets and clients through increased marketing initiatives that allow the Company to differentiate its products and services from that of its competitors. The failure to utilize its capabilities or properly identify and address the evolving needs of targeted customers and markets, will limit the Company's ability to capture and develop new business opportunities. In addition, the Company's success is dependent on its ability to manufacture products and provide services at a competitive cost and subsequently price them competitively. The Company's failure to do this could significantly affect the future profitability of the Company.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The Company had no clients during fiscal 2003 that accounted for more than 10% of net sales. However, the entry into the agreement with International Masters Publishing (IMP) in late fiscal 2003 has resulted in an increased dependence upon sales to IMP, which is now the Company's largest customer and its only customer with sales in excess of 10% during fiscal 2004. During the third quarter and the first nine months of fiscal 2004, IMP accounted for approximately 26.4% and 24.9% of net sales respectively.

Although significant long-term contracts provide more stability to the Company, they can increase the Company's dependence on specific customers. In particular, a substantial portion of the Company's sales are now represented by the IMP contract. The loss of IMP sales would have a material adverse effect on the Company's sales volume and profitability. Additionally, the loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability. During the third quarter of fiscal 2003, the Company was notified of reductions in volume by two of its major clients with ongoing projects. These clients represented approximately $2.2 million of sales during fiscal 2003.

Except for specific longer-term contracts, clients generally purchase the Company's services under cancelable purchase orders rather than long-term contracts, although exceptions sometimes occur when the Company is required to purchase substantial inventories or special machinery to meet orders. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year arrangements that can add stability to its business. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. This would continue to make prediction of the Company's future results very difficult. Even though the Company is looking to increase the volume of longer-term contract work, management expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

Due to the range of services that the Company provides, product sales mix can produce a range of profit margins. Some businesses in which the Company operates produce lower profit margins than others. For example, certain aspects of the IMP arrangement, relating to large amounts of inventory purchases at the commencement of the arrangement, have negatively affected the Company's margins during the reported periods. A substantial change in the mix of product sales could materially affect profit margins. The profit margin experienced for the current period is not indicative of future profit margins. The Company believes that while there may be several competitors for individual services that it offers, few competitors offer the single source solution that the Company can provide. The Company cannot guarantee the level of sales under its longer-term contracts, including the IMP contract. Many factors including contract disputes, performance problems, customer financial difficulties or changes in business strategies, changes in demand for the customer's products and / or future negotiated changes to the agreements could cause actual results to differ.

The September 11, 2001 terrorist attacks, the U.S. and international response, the fear of additional attacks, and the war with Iraq and its aftermath have substantially affected the United States economy as a whole. Some of these matters, such as the anthrax mailings, have specifically affected the industry in which the Company operates because of their effect on promotional mailings. These events could adversely affect business and operating results for an undeterminable period of time in ways that presently cannot be predicted. Technologies such as the Internet will continue to affect the demand for printing services in general, and the continuing increases in postal rates and legislation changes such as the national "do not call" list and "can spam" limitations will likely impact the direct mail business in varying ways.

Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have a material adverse effect on future profitability.

From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and / or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability and liquidity and the Company's reserves for these items may not be sufficient. Declining general economic conditions also increase the risk for the Company, as many of its clients could negatively be impacted by the depressed economy. As sales to contractual customers such as IMP become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. Additionally, several customers with contractual arrangements have extended payment terms although payments have generally been received according to the terms of the contract.

The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company depends upon the functioning of such machinery and its ability to acquire and maintain appropriate equipment. In addition, the Company has acquired specialized machinery related to the IMP arrangement and may need to acquire specific machinery in order to perform tasks for other customers or types of projects. In certain cases, the cost of this machinery is factored into costs or prices charged to related customers; however, the costs may not be fully recovered, such as in the event sales to customers do not reach anticipated levels. Among other factors, the Company may be affected by equipment malfunctions, the inability to configure machinery on a timely basis, training and operational needs related to the equipment, which may delay its utilization, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state of the art equipment.

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

From time to time, the Company may sell or dispose of assets, such as the Troy facility, which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner, which is profitable to the Company. In addition, the Company will make investments in assets that it feels are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company will be able to acquire the necessary assets, or that the Company can obtain a satisfactory return on the investments.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location such that a total picture of obligations would be readily available. In addition, the SEC now requires the use of a least one additional aid to present the total picture of a registrant's liquidity and capital resources and the integral role of on and off balance sheet arrangements. The Company has prepared a schedule of contractual obligations and commercial commitments as of the latest balance sheet date.

The Company has disclosed information pertaining to these events in its fiscal 2003 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ending February 28, 2004. The Company had no commercial commitments to report as of the latest balance sheet date.

       Contractual
       Obligations                            Less than   1 - 3    4 - 5    After 5
 (Dollars in thousands)              Total     1 year     years    years     years
-------------------------            ------   ---------   ------   ------   -------
Long-term debt                       $    0    $    0     $    0   $    0   $     0
Capital lease obligation                  0         0          0        0         0
Operating leases                      9,240     2,161      6,543      536         0
Unconditional purchase obligations        0         0          0        0         0
Other long-term obligations               0         0          0        0         0
                                     ------    ------     ------   ------   -------
Total contractual cash obligations   $9,240    $2,161     $6,543   $  536   $     0
                                     ======    ======     ======   ======   =======

In addition, at February 28, 2004, the Company had borrowed $7.1 million against its $15.0 million bank revolver agreement. The Company is in compliance with its covenants under the related agreement. The Company is currently in the process of re-negotiating a revised credit facility with its lender. This is expected to be complete in the fourth quarter of fiscal 2004, although the Company cannot assure that it will reach a satisfactory agreement.

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

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At February 28, 2004, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

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

ACCOUNTS AND NOTES RECEIVABLE

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2003 has been used during the first nine months of fiscal 2004. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

INVENTORY

The Company values inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed under "Further Disclosures Concerning Liquidity and Capital Resources, Including 'Off-Balance Sheet' Arrangements," customers may cancel their order, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of inventory. The Company continues to use the same techniques to value inventory as have been used in the past. Any actions taken by the Company's customers that could impact the value of inventory are considered when determining the lower of cost or market valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, assuming customers comply with their obligations with respect to inventory produced to meet their forecasts, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

FIXED ASSETS AND GOODWILL

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during fiscal 2003. In accordance with the provision of SFAS 144, the Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceed its fair market value. The Company has established a reserve of $247,000 as of February 28, 2004.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                   4.1 Extension of Loan Agreement
                  10.1 Baksha Employment Agreement Second Extension
                  31.1 Sarbanes-Oxley Section 302 Certification by the CEO
                  31.2 Sarbanes-Oxley Section 302 Certification by the CFO
                  32.1 Sarbanes-Oxley Section 906 Certification by the CEO
                  32.2 Sarbanes-Oxley Section 906 Certification by the CFO

         (b)      Reports on Form 8-K.

                  None filed or to be incorporated by reference into other documents. However, the Company submitted a Form 8-K dated January 7, 2004 to report the Company's fiscal 2004 second quarter results for the period ended November 29, 2003 and dated March 29, 2004 to report the Company's fiscal 2004 third quarter results for the period ended February 28, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          OUTLOOK GROUP CORP.
                                                          ------------------
                                                              (Registrant)
                                                              -

Dated: April 13, 2004

                              /s/  Richard C. Fischer
                              ---------------------------------------------
                              Richard C. Fischer, Chairman and
                              Chief Executive Officer

                              /s/ Paul M. Drewek
                              ---------------------------------------------
                              Paul M. Drewek, Chief Financial Officer