Form 10-K
period 2004-05-31
OUTLOOK GROUP CORP
filed 2004-08-30
CIK 867490

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED MAY 31, 2004

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 UNDER THE EXCHANGE ACT).
                          YES [ ]               NO [X]

AS OF JULY 31, 2004, 3,385,477 SHARES OF COMMON STOCK WERE OUTSTANDING; ON NOVEMBER 30, 2003, 3,353,319 SHARES WERE OUTSTANDING. ON NOVEMBER 30, 2003, THE END OF THE REGISTRANTS SECOND QUARTER OF FISCAL 2003, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK (BASED UPON THE $5.00 LAST SALE PRICE ON THE NASDAQ STOCK MARKET, PRIOR TO THAT DATE) HELD BY NON-AFFILIATES (EXCLUDES A TOTAL OF 822,786 SHARES REPORTED AS BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND GREATER-THAN 10% SHAREHOLDERS -- DOES NOT CONSTITUTE AN ADMISSION AS TO AFFILIATE STATUS) WAS APPROXIMATELY $12.7 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        PART OF FORM 10-K INTO WHICH
                   DOCUMENT                        PORTIONS OF DOCUMENTS ARE INCORPORATED
                   --------                        --------------------------------------
       Proxy Statement for 2004 Annual                            Part III
           Meeting of Shareholders

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Outlook Group Corp. (the "Company") is a printing, packaging and direct marketing company offering a variety of related services to clients in markets including specialty print, project management, label and packaging materials, and direct mail. The Company leverages its core competencies by cross-selling services to provide a single-source solution for its clients. Founded as a Wisconsin corporation in 1977, the Company initially concentrated on bulk mailing and commercial printing projects. Over the years, the Company's business has expanded to include a variety of related services. Products and services include the following:

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

     - Finishing operations that include die-cutting, spot UV coating, folding, gluing and stitching

     - In-house paper and paperboard sheeting

PROJECT MANAGEMENT

     - Turnkey manufacturing solutions and supply chain management

     - In-house engineering and product development staffs

LABEL AND PACKAGING MATERIALS

     - 12 separate narrow webs, from rotary letterpress to flexo and UV flexo presses support label requirements

     - Solvent-free laminating

     - Pressure sensitive labels, vinyl ID cars, scratch-off and pull-tab pieces and shoe tags

     - Folded coupons, IRC's and roll-to-roll coupons

     - Label-affixing and card-attaching

     - Variable data imaging -- UPC's consecutive numbering and addressing

     - Data technology sample maker and plotters for accurate samples and vinyl's

     - Film overwrapping for products including coupons, fabric softener sheets, cereal premiums and other promotional items

     - ASI certified food-grade clean room meeting FDA standards

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

     - Distribution services include a computerized inventory system with kit assembly/order filling capabilities

     To leverage its services and ability to be a "single-source solution," and to seek to provide more stable business of a relatively long-term nature, Outlook Group has focused on entry into multi-year agreements with customers to provide "supply chain management" services. Under these agreements, the Company agrees to provide multiple services and provide appropriate resources (which vary from customer-to-customer) over a multi-year period. Although the Company cannot provide assurances, it is seeking to enter into other similar type agreements.

     The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, or expand, terminate or sell certain existing operations in order to position itself for strengthened future performance. For example, in early fiscal 2005, the Company sold certain assets of its Paragon Direct operations, while simultaneously entering into an agreement with the purchaser to provide the Company and its customers continuing access to the types of direct mail customizing services (including list processing, database development, mail/purge and sorting) which Paragon Direct has provided. There can be no assurances, however, that the Company will be able to successfully implement such strategies or complete those transactions.

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

     Outlook Graphics' presses generally use the offset printing process and can print on a wide range of media from uncoated and coated paper to heavy board, including paperboard packaging. Outlook Graphics currently utilizes seven sheet-fed full-color presses of various sizes, the most sophisticated of which are capable of six-color printing. The pressroom has UV curing capabilities as well as reverse printing capabilities.

     Lenticular printing is the combining of interlaced electronic images using a specially designed plastic lenticular lens. This creates the illusion of depth, motion, 3D, and other dramatic effects. The Company's Lenticular Solutions operations use a patented lithographic process that creates a dynamic printed effect.

     Outlook Graphics provides finishing services for printed items, whether or not printed by the Company. Finishing operations include die cutting, spot UV coating, folding, gluing and stitching.

     Outlook Graphics provides paperboard packaging and folding carton services. Paperboard packaging consists of utilizing paperboard stock to print and convert folding cartons, u-boards and other point of purchase materials. Data technology sample makers and plotters produce carton samples to customer specifications.

     Outlook Graphics also combines several of these services in printing postcards for bulk mailings. These services include a web-based system for ordering postcards to help maximize efficiency and cost effectiveness.

     Outlook Graphics contract packaging services provide high speed film overwrapping for products such as coupons, printed pieces, promotional CD ROM's for mailing, toys and other promotional items for insertion in cereal boxes, overwrapping packages and packaging items for vending machines or overwrapping packages and packaging items for insertion into folding cartons or boxes. Outlook Graphics also maintains an ASI certified food and clean room that meets FDA standards for cleanliness and quality.

     Outlooks Graphics direct mail services include labeling, personalizing, tabbing, poly bagging, intelligent collating, insertion, shrink wrapping, metering and postage. Outlook Graphics offers computerized inventory systems with kit assembly/order filling capability along with complete production services for overwrapping and sampling programs as well as direct mail brochures, letters, self-mailers, cd-mailers, labels and vinyl cards. Outlook Graphics offers USPS Direct Mail Preparation/Verification Services, which provides it the ability to accelerate the cycle for moving materials to the end user. It has US Postal Service verification for the following services: 1st class, periodicals, standard A, package services, International, and meter mail. It also has the capability to drop ship to the Bulk Mailing Center's (BMC's) or Sectional Center Facilities (SCF's), which allows clients to achieve greater postal discounts.

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

  Outlook Web

     The Company's Outlook Web operation ("Outlook Web") complements the Company's other specialty printing operations by offering twelve separate narrow webs, from rotary letterpress to flexo and UV flexo presses within one strategic operating facility. These capabilities, not otherwise available from the Company, enhance the Company's ability to cross-sell its services.

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

RECENT TRANSACTIONS

     During June 2002, the Company purchased selected assets of Paragon Direct, Inc., which provides computer-based information management services for clients in the direct marketing industry. Through a combination of direct marketing experience and computer technology, Paragon Direct helps companies maximize their marketing programs through more accurate targeting and project execution.

     In July 2004, the Company sold selected assets of its Paragon Direct operations, and simultaneously entered into an agreement with the buyer to provide the Company and its customers with additional services and also continuing access to similar services which Paragon Direct had provided. In connection with the sale of those assets, the Company retained certain relationships with customers who used multiple Outlook Group services and continued to make these types of services available to other customers directly or through ongoing arrangements with other providers.

CLIENTS AND MARKETING

     Due to the project-oriented nature of the Company's business and variances from time to time under longer-term agreements, sales to particular clients may vary significantly from year to year, and period to period, depending upon the number and size of their projects. The identity of those clients may also change. In particular, sales depend upon the timing of marketing initiatives that can change frequently and vary significantly from period to period. In fiscal 2004, International Masters Publishers Inc. ("IMP") was the

Company's largest customer, accounting for 19.4% of the Company's net sales. There is no assurance that these sales will continue in the future. During fiscal 2003, no client accounted for more than 10% of the Company's net sales.

     As part of its emphasis on longer term, multi-service agreements, the Company seeks to focus on these types of agreements to provide stability and a long-term relationship; however, these types of agreements sometimes require up front costs and investments in machinery that are recovered over the course of an agreement, and can thus expose the Company to additional risks relating to the performance of the related customers. In fiscal 2004, the Company estimates that approximately 70% of its sales were made under customer contracts with a one-year or more duration.

     The Company expects that it may continue to experience significant sales concentration given the relatively large size of projects undertaken for certain clients, and particularly due to the larger supply chain management agreements. In particular, the Company expects that a significant portion of its sales will relate to the IMP relationship. The loss of business of IMP, or one or more other principal clients, or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

     Although the Company is emphasizing longer-term relationships and has entered into these types of agreements with many clients, many other clients still purchase the Company's services under cancelable purchase orders rather than long-term contracts. The Company believes that operating without long-term contracts is consistent with industry practices, although it increases the Company's vulnerability to significant period-to-period changes.

     Because of the project-oriented nature of the Company's business, the short-term character of a substantial portion of its projects and the nature of the orders for the Company's services, the Company does not believe that backlog is material or meaningful to its business.

     The Company markets its services nationally through certain of its executive officers and its centralized sales group, which at July 31, 2004 included 14 sales and marketing employees and 7 manufacturer's representatives. Sales and marketing activities are centralized and coordinated among the Company's various operations. The Company generally does not enter into employment contracts with its employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

     Raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 48% of the Company's cost of goods sold during fiscal 2004 as compared to 47% of the Company's cost of goods sold during fiscal 2003. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials or for the Company's equipment needs.

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

EMPLOYEES

     At July 31, 2004, the Company had 434 full-time employees. The Company contracts for and/or hires temporary employees to increase the number of personnel in certain operations as project commitments require. The Company considers its relationship with its employees to be good. Wages and employee benefits represented approximately 27% of the Company's cost of goods sold during fiscal 2004 and approximately 29% of cost of goods sold during fiscal 2003.

WEBSITE ACCESS TO REPORTS

     The Company maintains a website at www.outlookgroup.com. Since June 2003, the Company has made available through its website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after it electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. The website also includes the Company's updated Code of Ethics, and the charters of each of the Board committees. (Prior to June 2003, the website was solely customer oriented and did not include investor-related information.) Those reports may be accessed by following the links under "Investor Information" at the Outlook Group website.

ITEM 2.  PROPERTIES.

     The Company's offices and main production and distribution facilities are located in the Town of Menasha, Wisconsin in a facility owned by the Company. The 345,000 square foot facility (of which approximately 25,000 square feet are used for offices) was built in stages from 1980 to 1992. The Company also owns approximately three acres of land adjacent to this facility to provide for future expansion, if needed.

     The Company also owns an 83,000 square foot facility in Neenah, Wisconsin in which Outlook Web's office and production facilities are located.

     As part of an acquisition in 2000, the Company acquired a 42,000 square foot facility in Troy, Ohio. This property has been vacated and its operations moved to Neenah, Wisconsin. A month-to-month lessee recently vacated this facility. The Company is seeking to sell the Troy facility.

     The Company leases an approximately 75,000 square foot building in Neenah, Wisconsin that is currently used for warehousing. The Company also leases an approximately 37,500 square foot facility in Neenah, Wisconsin for its sheeting operations and another 22,500 square foot facility for additional warehouse space.

     As part of the acquisition of Paragon Direct, Inc. in June 2002, the Company assumed a lease for an approximate 8,500 square foot facility in Milwaukee, Wisconsin for those operations. With the recent sale of assets relating to Paragon Direct, the Company is now using the facility as a regional sales office.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.

NAME                               AGE                            POSITION(S)
----                               ---                            -----------
Richard C. Fischer.............    65     Chairman of the Board and Chief Executive Officer; Director
Joseph J. Baksha...............    52     President and Chief Operating Officer; Director
Jeffry H. Collier..............    51     Executive Vice President; Vice President and General Manager
                                          of Outlook Graphics; Director
Paul M. Drewek.................    58     Chief Financial Officer and Secretary

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

                                 *  *  *  *  *

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements. Statements that are not historical facts, particularly those referring to expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe," "anticipate," "expect" or "intend" involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors that are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of
Operations -- Fiscal 2004 Compared to Fiscal 2003"), and "Liquidity and Capital Resources -- Risk and Other Cautionary Factors."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

     The Company's common stock is quoted on the NASDAQ Stock Market. The following table sets forth high and low prices as reported on NASDAQ by quarter for the indicated fiscal years and information as to dividends paid in the quarters.

                                                                            DIVIDENDS
FISCAL 2004                                               HIGH      LOW       PAID
-----------                                               -----    -----    ---------
Fourth Quarter........................................    $7.10    $5.65      $0.05
Third Quarter.........................................     6.62     4.80      $0.05
Second Quarter........................................     6.00     4.75      $0.05
First Quarter.........................................     6.76     4.75      $0.05
                                                                            DIVIDENDS
FISCAL 2003                                               HIGH      LOW       PAID
-----------                                               -----    -----    ---------
Fourth Quarter........................................    $5.61    $3.85      $0.05
Third Quarter.........................................     6.08     4.98      $0.05
Second Quarter........................................     6.32     4.90      $0.05
First Quarter.........................................     5.79     4.00      $0.00

     The Company declared its first cash dividend of $.05 per common share on September 24, 2002. The Company intends to make regular cash dividend payments each quarter, which would result in an annual dividend rate of $.20 cents per share, assuming no change in the quarterly amount. Future cash dividends will be subject to board declaration and economic performance and conditions. In addition, the Company's lending agreements currently limit the aggregate amount, which the Company may annually use to pay dividends and/ or to repurchase shares to $1.5 million.

     As of July 31, 2004, the Company had approximately 387 registered shareholders of record.

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

                                                             FISCAL YEAR ENDED MAY 31,
                                           -------------------------------------------------------------
                                             2004         2003         2002         2001         2000
                                           ---------    ---------    ---------    ---------    ---------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA
Net sales................................  $  72,797    $  61,014    $  67,207    $  70,660    $  72,744
Cost of goods sold.......................     59,256       50,760       55,032       56,665       57,294
                                           ---------    ---------    ---------    ---------    ---------
Gross profit.............................     13,541       10,254       12,175       13,995       15,450
Selling, general and administrative
  expenses...............................     11,585       11,013       10,714       11,882       12,000
Facility relocation expenses and legal
  settlement costs.......................         --           --          835           --           --
                                           ---------    ---------    ---------    ---------    ---------
Operating profit (loss)..................      1,956         (759)         626        2,113        3,450
Other income (expense):
  Interest expense.......................       (310)         (17)         (61)        (372)        (600)
  Interest and other income..............        173          219          439          497          619
Earnings (loss) from operations before
  income taxes and cumulative effect of
  change in accounting principle.........      1,819         (557)       1,004        2,238        3,469
Income tax expense (benefit).............        745         (226)         341          942        1,451
Earnings (loss) before cumulative effect
  of change in accounting principle......      1,074         (331)         663        1,296        2,018
Cumulative effect of change in accounting
  principle (net of tax).................         --         (236)          --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss)......................      1,074         (567)         663        1,296        2,018
                                           =========    =========    =========    =========    =========
Net earnings (loss) per common
  share -- Basic
     Before cumulative effect of change
       in accounting principle...........  $    0.32    $   (0.10)   $    0.20    $    0.34    $    0.47
     Cumulative effect of change in
       accounting principle (net of
       tax)..............................         --        (0.07)          --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Basic net earnings (loss) per share......  $    0.32    $   (0.17)   $    0.20    $    0.34    $    0.47
                                           =========    =========    =========    =========    =========
Net earnings (loss) per common share --
  Diluted
     Before cumulative effect of change
       in accounting principle...........  $    0.32    $   (0.10)   $    0.19    $    0.34    $    0.47
     Cumulative effect of change in
       accounting principle (net of
       tax)..............................         --        (0.07)          --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Diluted net earnings (loss) per share....  $    0.32    $   (0.17)   $    0.19    $    0.34    $    0.47
                                           =========    =========    =========    =========    =========
Weighted average number of shares
  outstanding
     Basic...............................  3,370,485    3,353,875    3,395,459    3,816,386    4,308,382
     Diluted.............................  3,403,589    3,353,875    3,422,180    3,867,530    4,323,834
BALANCE SHEET DATA (AT FISCAL YEAR END)
Working capital..........................  $  12,553    $  11,147    $  13,139    $  13,669    $  12,452
Total assets.............................  $  42,924    $  39,769    $  38,873    $  43,078    $  47,866
Long-term debt, including current
  maturities.............................  $   1,850    $   1,500    $      --    $   2,800    $   4,753
Shareholders' equity, including
  redeemable equity......................  $  30,658    $  30,249    $  31,364    $  32,061    $  33,064

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following section presents a discussion and analysis of the Company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly under "Results of Operations," and "Liquidity and Capital Resources." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

     The following table shows, for the fiscal years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                           PERCENTAGE OF NET SALES
                                                          FISCAL YEAR ENDED MAY 31,
                                                         ---------------------------
                                                         2004       2003       2002
                                                         -----      -----      -----
Net sales..............................................  100.0%     100.0%     100.0%
Cost of goods sold.....................................   81.4       83.2       81.9
                                                         -----      -----      -----
Gross profit...........................................   18.6       16.8       18.1
Selling, general and administrative expenses...........   15.9       18.0       15.9
Facility relocation and legal settlement costs.........     --         --        1.3
                                                         -----      -----      -----
Operating profit (loss)................................    2.7       (1.2)       0.9
Other income (expense):
  Interest expense.....................................   (0.4)        --       (0.1)
  Interest and other income............................    0.2        0.3        0.7
                                                         -----      -----      -----
Earnings (loss) from operations before income taxes and
  cumulative effect of change in accounting
  principle............................................    2.5       (0.9)       1.5
Income tax expense (benefit)...........................    1.0       (0.4)       0.5
                                                         -----      -----      -----
Earnings (loss) before cumulative effect of change in
  accounting principle.................................    1.5       (0.5)       1.0
Cumulative effect of change in accounting principle....     --       (0.4)        --
                                                         -----      -----      -----
Net earnings (loss)....................................    1.5%      (0.9)%      1.0%
                                                         =====      =====      =====

FISCAL 2004 COMPARED TO FISCAL 2003

     Comparisons between the fiscal 2004 and fiscal 2003 periods are substantially affected by the long-term production and supply chain management agreement between the Company and International Masters Publishing Inc. ("IMP"), which was entered into in March 2003. Under this five-year agreement, the Company began providing substantial services on behalf of IMP in April 2003.

     The Company's net sales for fiscal 2004 were $72.8 million, up $11.8 million or 19.3% from fiscal 2003 sales of $61.0 million.

     The Graphics business segment had sales of $44.3 million, up $12.1 million or 37.8% from fiscal 2003 sales of $32.2 million. This is due largely to net sales of $13.1 million under the IMP contract. In addition, the

Company had sales to IMP beyond the terms of the IMP contract of $1.0 million in fiscal 2004. Net sales to IMP are net of any rebates and performance bonuses due under the arrangement. Fiscal 2004 sales benefitted by customers' decisions to accelerate several projects into May; these projects otherwise would have resulted in sales in the first quarter of fiscal 2005.

     The Web business segment had sales of $28.5 million, a decrease of $0.3 million or 1.3% from fiscal 2003 sales of $28.8 million. The Company's net sales performance for fiscal 2004 is summarized in the following chart:

NET SALES                                  FISCAL 2004    FISCAL 2003    $ CHANGE    % CHANGE
---------                                  -----------    -----------    --------    --------
Graphics...............................      $44,345        $32,181      $12,164       37.8%
Web....................................       28,452         28,833         (381)      (1.3)%
                                             -------        -------      -------       ----
     Total.............................      $72,797        $61,014      $11,783       19.3%
                                             =======        =======      =======       ====

     The Company's net sales are comprised as follows:

SALES BREAKDOWN                                              FISCAL 2004    FISCAL 2003
---------------                                              -----------    -----------
Graphics.................................................        60.9%          52.7%
Web......................................................        39.1%          47.3%
                                                                -----          -----
     Total...............................................       100.0%         100.0%
                                                                =====          =====

     The Company's gross profit as a percentage of net sales increased to 18.6% in fiscal 2004 from 16.8% in fiscal 2003. The gross profit margin increased $3.3 million to $13.5 million from $10.2 million in fiscal 2003. In significant part, the increase in gross profit results from the significant increase in sales, as the Company recovers more overhead with a higher amount of sales. The Company continues its efforts related to continuous process improvement and is committed to providing its customers defect-free products and services. These on-going efforts have increased employee productivity and contributed to the overall reduction of costs. Inventory write-offs were $113,000 in fiscal 2004 compared to $154,000 in fiscal 2003. Inventory at May 31, 2004 was $10.4 million, compared to $8.0 million at May 31, 2003. The $2.4 million increase includes approximately $1.0 million for raw materials and approximately $1.4 million for finished goods. The increase in finished goods is largely due to the IMP contract as well as purchases of finished goods acquired from IMP during the first quarter of fiscal 2004. The inventory acquired is being credited back to IMP at cost after the Company provides additional production, overwrapping, and fulfillment services. This resulted in sales of approximately $1.8 million during fiscal 2004.

     The Company's selling, general and administrative expenses increased approximately $600,000 in fiscal 2004 as compared to fiscal 2003, and represented 15.9% of the Company's net sales during fiscal 2004 as compared to 18.0% of net sales in fiscal 2003. The decrease in percentage is primarily a result of the significant increase in net sales, while the increase in dollar amount results primarily from increases in bad debt expense, professional services, and subcontract wages. Fiscal 2004 results include a $150,000 charge paid as part of a settlement agreement with Silly Production, Inc. The results for fiscal 2003 included an impairment charge of $196,000 ($122,000 net of tax) for the write-off of technology and $200,000 ($114,000 net of tax) related to the amortization of a customer list, both of which related to the Company's acquisition of Paragon Direct in June 2002. The Company continues to focus on reducing operating expenses, in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying additional resources into marketing strategies in an attempt to increase the Company's sales and marketing concentrations. The Company believes that relatively large orders and customers tend to be more advantageous to it than smaller ones. However, this strategy also increases the Company's dependence on these larger customers.

     Interest expense increased approximately $300,000 from the prior year to $310,000. The increase is due primarily to the Company's borrowings on its revolving credit line. The Company uses its line of credit to finance its working capital needs, which have increased in conjunction with the start-up of the IMP contract and various other supply chain agreements. At May 31, 2004, the Company had $1.85 million outstanding on its revolving credit facility and pays an unused credit facility charge of .25% to maintain its line of credit. The Company expects that it will continue to use its revolving credit facility to meet its increased working capital needs as it relates to the new contracts and increased capital expenditures.

     The Company had $1.8 million in pre-tax earnings during fiscal 2004 or 2.5% of net sales. The Company incurred a fiscal 2003 pre-tax loss of 557,000. The results for fiscal 2003 include a $196,000 (122,000 net of tax) impairment charge for the write-off of technology and $200,000 ($114,000 net of tax) related to the amortization of a customer list, both of which related to the Company's acquisition of Paragon Direct in June 2003 and direct start-up costs of approximately $650,000 relating to the IMP contract.

     The Company's effective tax rate for fiscal 2004 was 40.9% as compared to 40.6% during fiscal 2003.

     In fiscal 2004, the Company had net earnings per diluted common share of $0.32. In fiscal 2003, the Company had a net loss per diluted common share of $(0.10) before a cumulative effect of change in accounting principle. The net loss reported by the Company in fiscal 2003, including the cumulative effect of change in accounting principle, was $(0.17) per diluted common share.

FISCAL 2003 COMPARED TO FISCAL 2002

     The Company's net sales for fiscal 2003 were $61.0 million, down $6.2 million or 9.2% from fiscal 2002 sales of $67.2 million. The Graphics business segment had sales of $32.2 million, down $3.6 million or 10.1% from fiscal 2002 sales of $35.8 million. The Web business segment had sales of $28.8 million, down $2.6 million or 8.2% from fiscal 2002 sales of $31.4 million.

     The continuing and sustained decline in general economic conditions during fiscal 2003 continued to negatively impact the Company and the industry in which it operates. In addition, two customers with formerly recurring business in the Graphics segment (together representing $4.0 million in sales during fiscal
2002) reduced ongoing projects with the Company; these actions both further reduced sales and will continue to affect sales going forward. The lower sales reflect continued weakness in the promotional projects market, especially direct mail. Increased competitive pressures have also had a negative impact on prices.

     The Company's gross profit as a percentage of net sales decreased to 16.8% in fiscal 2003 from 18.1% in fiscal 2002. The gross profit margin decreased $1.9 million from fiscal 2002 to $10.3 million. Gross margins decreased primarily as a result of reduced sales, a product sales mix that produced lower overall profit margins and the continued economic slowdown that continued to put a squeeze on the already competitive markets in which the Company operates. As a consequence of the downturn in sales and termination of certain relationships during the third quarter, the Company was overstaffed for its remaining business; however, it decided to retain certain employees in excess of current needs in anticipation of the execution of the IMP contract. That decision increased employee-related costs because the Company did not take certain steps to lower labor costs than it otherwise would have taken. In addition to these factors, the Company incurred approximately $650,000 in direct charges in the fourth quarter for start-up costs related to the IMP contract. Inventory write-offs were $154,000 in fiscal 2003 compared to $69,000 in fiscal 2002. Inventory at May 31, 2003 was $8.0 million, approximately $2.5 million higher than at May 31, 2002. The increase in raw material inventory was primarily for clients whose projects began in the first quarter of fiscal 2004. In addition, the Company began building finished goods inventory in conjunction with the signing of several new long-term contracts.

     The Company's selling, general and administrative expenses decreased $536,000 and represented 18.0% of the Company's net sales during fiscal 2003 as compared to 17.2% of net sales in fiscal 2002. The results for fiscal 2003 include an impairment charge of $196,000 ($122,000 net of tax) for the write-off of technology and $200,000 (114,000 net of tax) related to the amortization of a customer list, both of which related to the Company's acquisition of Paragon Direct in June 2002. The Company made significant investments in training current and new employees to service the new major accounts, without the benefit of corresponding increases in sales to offset them.

     During fiscal 2002, the Company incurred non-recurring facility relocation and legal settlement expenses of $835,000. These charges relate to certain non-recurring charges generated in the first six months for the relocation of the Company's former Oak Creek production facility to its Neenah facility and the settlement of a lawsuit related to the Oak Creek facility. The Company incurred approximately $900,000 of charges related to the relocation of the facility. Approximately $300,000 relates to the facility relocation along with severance costs, and approximately $600,000 associated with equipment renovations and start-up costs. These costs included "stay" bonuses to certain Oak Creek employees to incent them to remain through the move. In addition, the costs included moving and reconfiguring certain items of machinery, its subsequent installation in Neenah and certain infrastructure changes in Neenah to accommodate the move. The offsetting $65,000 is the net recovery of legal expenses associated with a lawsuit of the Company's former Oak Creek facility. The Company recognized a charge of $500,000 in connection with this lawsuit along with approximately $55,000 of associated legal expense during the first quarter of fiscal 2002. Through a subsequent lawsuit settlement of litigation against a third party and insurance proceeds, the Company recognized the $500,000 legal recovery during the third quarter of fiscal 2002. During the fourth quarter of fiscal 2002, the Company recognized an additional $120,000 for recovery of related legal expenses, including some legal expenses incurred during the previous fiscal year.

     Interest expense decreased approximately $44,000 from the prior year. The reduction was due primarily to the extinguishment of the Company's long-term debt. The Company paid off its remaining long-term debt during the second quarter of fiscal 2002 in conjunction with the sale of its manufacturing facility in Oak Creek, Wisconsin. At May 31, 2003, the Company had $1.5 million outstanding on its revolving credit facility and pays an unused credit facility charge of .25% to maintain its line of credit.

     The Company had a $557,000 pre-tax loss before a cumulative effect of change in accounting principle. The results for fiscal 2003 include a $196,000 ($122,000 net of tax) impairment charge for the write-off of technology and $200,000 ($114,000 net of tax) related to the amortization of a customer list, both of which related to the Company's acquisition of Paragon Direct in June 2002 and direct start-up costs of $650,000. Fiscal 2002 pre-tax earnings were $1.0 million. The fiscal 2002 results include $835,000 for the facility relocation and legal settlement costs.

     The Company's effective rate for fiscal 2003 was 40.6% as compared to 34.0% during fiscal 2002.

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

     The change in the carrying amount of goodwill by reportable segments were as follows:

                                                             GRAPHICS      WEB        TOTAL
                                                             ---------   --------   ----------
June 1, 2001...............................................  $ 390,524   $880,441   $1,270,965
  Amortization.............................................    (38,215)   (79,778)    (117,993)
                                                             ---------   --------   ----------
May 31, 2002...............................................    352,309    800,663    1,152,972
  Impairment charge........................................   (352,309)        --     (352,309)
                                                             ---------   --------   ----------
May 31, 2003...............................................  $       0   $800,663   $  800,663
                                                             =========   ========   ==========

LIQUIDITY AND CAPITAL RESOURCES

     As shown on the Consolidated Statements of Cash Flows, fiscal 2004 cash provided from operating activities was $2.5 million as compared to $0.5 million in fiscal 2003. The Company's fiscal 2004 operating cash flow was negatively affected by a $1.7 million increase in account and notes receivable and a $2.4 million increase in inventory. The Company continues to monitor its inventory requirements and the creditworthiness of its clients. In fiscal 2004, the Company used $3.2 million to acquire and upgrade existing machinery and equipment.

     Outlook Group's board of directors has authorized the payment of quarterly cash dividends. The cash dividend of $0.05 per share will result in a total payment of approximately $169,000 during the first quarter of fiscal 2005. The Company has declared approximately $674,000 or $0.20 per common share in cash dividends in fiscal 2004. A continuation of dividends at that level or any level is dependent on resources available in future periods.

     In fiscal 2004, the Company repurchased 67,842 shares. Of this, 17,072 shares of common stock were tendered in the settlement of Mr. Baksha's note. The additional 50,770 shares were tendered by the holders for a deemed value of approximately $342,000 in connection with the exercise of previously granted stock options. No treasury stock was purchased during fiscal 2003.

     The Company converted three customers with account receivable balances to note receivables during fiscal 2004. The notes are for approximately $408,000 and have terms of twenty-four months. At May 31, 2004, the Company established a reserve of approximately $121,000 related to these notes. As of August 16, 2004, the three customers have made payments of approximately $60,000 against these notes.

     The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $16.0 million, which was increased in August 2004 from $15.0 million. Of that amount, $4.0 million is now in the form of a term loan. The remainder is a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is subject to an unused line fee of .25% to maintain its credit facility. The facility now extends to June 12, 2007. As of May 31, 2004, the Company had $1.85 million outstanding on its revolving credit line at a rate of 4.25%, as a result of increased working capital needs and increased capital expenditures, and is in compliance with all of its loan covenants. As of August 16, 2004, the Company has $0.2 million outstanding on its revolving credit line and $4.0 million outstanding under the term loan.

     The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may result in additional transactions during fiscal 2005 and beyond. On July 7, 2004, the Company sold selected assets of its Paragon Direct division to A.B. Data Ltd. effective June 30, 2004. Through the transaction, A.B Data acquired certain customer relationships with customers who do business with Paragon Direct. Outlook Group retained relationships with customers who use multiple Outlook Group services and can continue to make these types of services available to customers directly or through ongoing arrangements with A.B. Data.

     The Company continues to pursue the sale of its Troy, Ohio facility. This property is vacant and is not currently being sub-leased. The Company previously had tenants and monthly rental income of approximately $6,000 for the sub-lease of a portion of the building. The Company cannot assure that it will be able to sell or lease this property in a timely manner, or that it will receive and accept an offer that is profitable to the Company.

     The Company's primary source of liquidity has been, and continues to be, cash flows. The Company's future cash flows are dependent upon and affected by many factors, including but not limited to the following:

     - The ability of the Company to attract new and retain existing clients

     - The ability of the Company to recover increases in raw material prices

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

     - Management's effectiveness in managing the manufacturing process

     - The ability to collect in full and in a timely manner, amounts due the Company

     - Continued availability of bank financing

     Additionally, liquidity will be affected by cash needs including:

     - The ability to acquire and maintain appropriate machinery and equipment

     - Start-up costs for significant new client relationships, including working capital needs

     - The ability to hire, train and retain a suitable work force

     - Acquisitions or divestiture activities

     - Capital asset additions or disposals

     - Environmental compliance matters

RISK AND OTHER CAUTIONARY FACTORS

     In addition to the matters discussed earlier in this Management's Discussion and Analysis, the Company is subject to many factors, which can affect its operations, results and financial condition. In addition to the factors which are discussed above, some other factors that could negatively affect the Company's results and financial condition are set forth below.

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

     The Company is subject to price increases in many of its raw materials. The Company's failure to recover raw material price increases in pricing its products could have a negative affect on the future profitability of the Company. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials. The raw materials consumed by the Company include paper stocks, inks, and plastic films, all of which are readily available from numerous suppliers.

     Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The supply-chain agreement with IMP, which is now the Company's largest customer, and the Company's only customer with sales in excess of 10% during fiscal 2004, results in an increased dependence upon sales to IMP. Sales to IMP were 19.4% of the Company's net sales in fiscal 2004. Although significant long-term contracts provide more stability to the Company, they can increase the Company's dependence on specific customers. In particular, substantial portions of the Company's sales are now represented by the IMP contract. The loss of IMP sales would have a material adverse effect on the Company's sales volume and profitability.

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

     Many clients purchase the Company's services under cancelable purchase orders rather than long-term contracts. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. In addition, significant contracts, such as the contract with IMP, expose the Company to additional risks, which would result from non-performance by the particular customer because of the relative significance of those contracts. This would continue to make predictions of the Company's future results very difficult. Even though the Company is looking to increase the volume of longer term contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

     Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some business in which the Company operates, produce lower profit margins than others. A substantial change in the mix of product sales, could materially affect profit margins. The profit margin experienced for the current period, is not indicative of future profit margins. The Company believes that while there may be several competitors for individual services that it offers, few competitors offer the single source solution that the Company can provide. The Company cannot assure the levels of its sales under its longer-term contracts, including the IMP contract. Many factors including contract disputes, performance problems, customer financial difficulties or changes in business strategies, changes in demand for the customer's products and or future negotiated change to the agreements could cause actual results to differ.

     The September 11, 2001 terrorist attacks, the U.S. and international response, the fear of additional attacks, the war with Iraq and its aftermath, and other factors have substantially affected the United States economy as a whole. Some of these matters, such as the anthrax mailings, have specifically affected the industry in which the Company operates because of their effect on promotional mailings. These events could adversely affect business and operating results for an undeterminable period of time in ways that presently cannot be predicted. Technologies such as the Internet will continue to affect the demand for printing services in general, and the continuing increases in postal rates and legislation changes such as the national "do not call" list and "can spam" limitations will likely impact the direct mail business in varying ways.

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

DISCLOSURES ABOUT OFF-BALANCE SHEET OBLIGATIONS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

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

     The Company had no commercial commitments to report as of the latest balance sheet date.

                                                     LESS THAN
CONTRACTUAL OBLIGATIONS                     TOTAL     1 YEAR     1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
-----------------------                     ------   ---------   -----------   -----------   -------------
Long-term debt............................  $    0    $    0       $    0         $  0            $0
Capital lease obligation..................       0         0            0            0             0
Operating lease...........................   8,464     2,077        5,985          402             0
Unconditional purchase obligations........       0         0            0            0             0
Other long-term obligations...............       0         0            0            0             0
                                            ------    ------       ------         ----            --
Total contractual cash obligations........  $8,464    $2,077       $5,985         $402            $0
                                            ======    ======       ======         ====            ==

     In addition, at May 31, 2004 the Company had borrowed $1.85 million against its $15.0 million bank revolver agreement. The Company is in compliance with its covenants under the related agreement. In August 2004, the credit agreement was renewed and expanded to $16.0 million. Of that amount, $4.0 million is a term facility and the balance remains under a revolver.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

     The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At May 31, 2004, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

     In his original employment agreement, the Company agreed to make a loan to Mr. Baksha of up to $100,000 to purchase the Company's common stock. The term of the loan would be five years at the same rate of interest charged Company pursuant to its line-of-credit at the time of such loan. Such a loan was made to Mr. Baksha in July 1998, at an interest rate of 8% per annum. This was adjusted to 4.94% in fiscal 2002 to match the rate on the loans discussed below. The loan principal was due in July 2003; interest was due annually. Mr. Baksha has repaid this loan in fiscal 2004 in accordance with its terms.

     Because of the changes in law, the Company could not modify or extend Mr. Baksha's loan or take other related action consistent with the Company's desire to encourage Mr. Baksha's continued ownership. To assist in providing liquidity to Mr. Baksha for the repayment of the loan, on July 22, 2003, the Company repurchased from him 17,072 shares of common stock at $6.1466 per share, the average of the high and low trading prices for that day and the preceding two trading days. Mr. Baksha used the proceeds to repay his note as provided above.

     As a result of legislation enacted on July 30, 2002, the Company will no longer make or modify loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

     The Company has a variety of accounting policies that affect the way it applies generally accepted accounting principles to its financial statements. Some of these policies require that the Company exercise judgment. The most significant of these policies are discussed below. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts receivable, fixed assets, and intangible assets. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and its board of directors.

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

ACCOUNTS AND NOTES RECEIVABLE

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers current credit worthiness, as determined by the review of the customers current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique was used to compute this allowance at May 31, 2004 and 2003. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

INVENTORY

     The Company continues to use the same techniques to value inventory as have been used in the past. The Company values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. Raw materials and work-in-process are based on actual costs. Finished goods are valued based upon average selling prices and gross margins applicable to the related customer and product. Valuing inventories at either method requires the use of estimates and judgment. As discussed under "Further Disclosures Concerning Liquidity and Capital Resources, Including 'Off-Balance Sheet' Arrangements," customers may cancel their order, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of inventory. Any actions taken by the Company's customers that could impact the value of inventory are considered when determining inventory valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

FIXED ASSETS AND GOODWILL

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" during fiscal 2003. In accordance with the provision of SFAS 144, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value.

     On June 1, 2002, the Company adopted the provision of SFAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired. Going forward the Company will need to review goodwill and other indefinite-lived assets on at least an annual basis to determine whether they are impaired.

     The Company recorded a goodwill impairment charge of $352,000 ($236,000 net of taxes) during fiscal 2003, in its Graphics segment. The impairment has been recorded as a cumulative effect of change in accounting principle on the consolidated statements of operations.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

     On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46 (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). This statement as subsequently amended is effective for the Company at the end of the fourth quarter of fiscal 2004. The adoption of this rule did not have a material effect on the Company's financial statement.

     In May 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Statement No. 150 (FAS 150 or the "Standard"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This rule did not have a material effect on the Company's financial statement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements (including the notes thereto and the accountants' report thereon) required by this item are set forth on pages F-1 and following of this Report, and are incorporated herein by reference. See also "Index to Financial Statements and Financial Statement Schedules" following Item 15 herein.

                                                                        QUARTER
                                                         -------------------------------------
2004                                                      FIRST    SECOND     THIRD    FOURTH
----                                                     -------   -------   -------   -------
Net sales..............................................  $17,061   $19,342   $17,236   $19,158
Gross profit...........................................    2,513     3,868     3,070     4,090
Net income (loss)......................................     (207)      555       207       519
Earnings (loss) per common share
  Basic................................................  $ (0.06)  $  0.16   $  0.06   $  0.15
  Diluted..............................................  $ (0.06)  $  0.16   $  0.06   $  0.15

                                                                        QUARTER
                                                         -------------------------------------
2003                                                      FIRST    SECOND     THIRD    FOURTH
----                                                     -------   -------   -------   -------
Net sales..............................................  $16,998   $17,320   $12,596   $14,100
Gross profit...........................................    3,682     3,463     1,401     1,708
Net income (loss)......................................      422       484      (638)     (835)
Earnings (loss) per common share
  Basic................................................  $  0.13   $  0.14   $ (0.19)  $ (0.25)
  Diluted..............................................  $  0.13   $  0.14   $ (0.19)  $ (0.25)

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

ITEM 9B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about October 20, 2004 ("2004 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 2004 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Annual Meeting Proxy Statement, in addition to the table below.

     In addition to the information, which is incorporated in this item by reference to the 2004 Annual Meeting Proxy Statement, the following chart gives aggregate information regarding grants under all equity compensation plans of the Company through May 31, 2005:

                                                                                             NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                           NUMBER OF SECURITIES                            FOR FUTURE ISSUANCE UNDER
                                            TO BE ISSUED UPON        WEIGHTED AVERAGE         EQUITY COMPENSATION
                                               EXERCISE OF          EXERCISE PRICE OF          PLANS (EXCLUDING
                                           OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     SECURITIES REFLECTED IN
             PLAN CATEGORY                 WARRANTS AND RIGHTS     WARRANTS AND RIGHTS            1ST COLUMN)
             -------------                 --------------------    --------------------    -------------------------
Equity compensation plans approved by
  security holders(1)..................          141,000                  $4.96                     59,000
Equity compensation plans not approved
  by security holders..................                0                    N/A                          0
                                           --------------------                            -------------------------
Total..................................          141,000                  $4.96                     59,000
                                           ====================                            =========================

-------------------------
(1) Represents options granted under the Company's 1999 Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item is incorporated by reference to "Certain Transactions" in the 2004 Annual Meeting Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information in response to this item is incorporated by reference to "Auditors" in the 2004 Annual Meeting Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents Filed:

          1 and 2. Financial Statements and Financial Statement Schedules.   See
     the following "Index to Financial Statements and Financial Statement Schedules," which is incorporated herein by reference.

          3. Exhibits.   See Exhibit Index included as last part of this report,
     which is incorporated herein by reference.

     (b) Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2004. However, the Company furnished a report dated March 29, 2004 in which it furnished the Company's third quarter, and year-to-date, results for the period ended February 28, 2004.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Registered Public Accounting Firm.....   F-2
Consolidated Balance Sheets as of May 31, 2004 and 2003.....   F-3
Consolidated Statements of Operations for the years ended
  May 31, 2004, 2003 and 2002...............................   F-4
Consolidated Statements of Shareholders' Equity for the
  years ended May 31, 2004, 2003 and 2002...................   F-5
Consolidated Statements of Cash Flows for the years ended
  May 31, 2004, 2003 and 2002...............................   F-6
Notes to Consolidated Financial Statements..................   F-7

     The following financial statement schedule of the Company appears on the indicated pages in this Form 10-K Annual Report:

                                                               PAGE
                                                              NUMBER
                                                              IN 10-K
                                                              -------
Statement of Management Responsibility for Financial
  Statements................................................   F-17
For each of the three years in the period ended May 31,
  2004:
Schedule II -- Valuation and Qualifying Accounts............   F-18

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Outlook Group Corp. and Subsidiaries:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Outlook Group Corp. and its subsidiaries at May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note B, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets," effective June 1, 2002.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
August 17, 2004

                              OUTLOOK GROUP CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                               MAY 31,     MAY 31,
                                                                2004        2003
                                                               -------     -------
                                                              (IN THOUSANDS EXCEPT
                                                               SHARE AND PER SHARE
                                                                    AMOUNTS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $      2    $      2
  Accounts receivable, less allowance for doubtful accounts
     of $730 and $478, respectively.........................     8,283       7,223
  Note receivables -- current, less allowance for doubtful
     accounts of $105 and $0, respectively..................       178          12
  Inventories...............................................    10,394       7,950
  Deferred income taxes.....................................       723         846
  Income taxes refundable...................................       438         810
  Other.....................................................       858         545
                                                              --------    --------
     Total current assets...................................    20,876      17,388
Notes receivable non-current, less allowance for doubtful
  accounts of $16 and $652 respectively.....................        59           1
Property, plant, and equipment
  Land......................................................       583         583
  Building and improvements.................................    10,645      10,621
  Machinery and equipment...................................    40,827      40,237
                                                              --------    --------
                                                                52,055      51,441
     Less: accumulated depreciation.........................   (31,251)    (30,347)
                                                              --------    --------
                                                                20,804      21,094
Other assets................................................     1,185       1,286
                                                              --------    --------
     Total assets...........................................  $ 42,924    $ 39,769
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Bank revolver loan........................................  $  1,850    $  1,500
  Accounts payable..........................................     2,308       2,025
  Book overdraft............................................     1,500         729
  Accrued liabilities
     Salaries and wages.....................................     1,870       1,612
     Other..................................................       795         375
                                                              --------    --------
       Total current liabilities............................     8,323       6,241
Deferred income taxes.......................................     3,943       3,279
Commitments and contingencies (Note G)......................
Shareholders' Equity
  Cumulative preferred stock, $.01 par value -- authorized
     1,000,000 shares; non issued...........................        --          --
  Common stock, $.01 par value -- authorized 15,000,000
     shares; 5,242,382 and 5,152,382 shares issued and
     outstanding, respectively..............................        52          52
  Additional paid-in capital................................    19,244      18,888
  Retained earnings.........................................    23,822      23,422
  Officer loans.............................................      (274)       (374)
                                                              --------    --------
                                                                42,844      41,988
  Less: 1,856,905 and 1,789,063 shares of treasury stock at
     cost, respectively.....................................   (12,186)    (11,739)
                                                              --------    --------
     Total shareholders' equity.............................    30,658      30,249
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $ 42,924    $ 39,769
                                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED MAY 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS EXCEPT SHARE AND
                                                                     PER SHARE AMOUNTS)
Net sales...................................................  $  72,797   $  61,014   $  67,207
Cost of goods sold..........................................     59,256      50,760      55,032
                                                              ---------   ---------   ---------
Gross profit................................................     13,541      10,254      12,175
Selling, general and administrative expenses................     11,585      11,013      10,714
Facility relocation and legal settlement costs..............         --          --         835
                                                              ---------   ---------   ---------
Operating profit (loss).....................................      1,956        (759)        626
Other income (expense):
  Interest expense..........................................       (310)        (17)        (61)
  Interest and other income.................................        173         219         439
                                                              ---------   ---------   ---------
Earnings (loss) from operations before income taxes and
  cumulative effect of change in accounting principle.......      1,819        (557)      1,004
Income tax expense..........................................        745        (226)        341
                                                              ---------   ---------   ---------
Earnings (loss) before cumulative effect of change in
  accounting principle......................................      1,074        (331)        663
Cumulative effect of change in accounting principle (net of
  tax)......................................................         --        (236)         --
                                                              ---------   ---------   ---------
Net earnings (loss).........................................  $   1,074   $    (567)  $     663
                                                              =========   =========   =========
Net earnings (loss) per share:
Earnings (loss) per share before cumulative effect of change
  in accounting principle -- Basic..........................  $    0.32   $   (0.10)  $    0.20
Per share cumulative effect of change in accounting
  principle (net of tax) -- Basic...........................         --       (0.07)         --
                                                              ---------   ---------   ---------
Net earnings (loss) per share -- Basic......................  $    0.32   $   (0.17)  $    0.20
                                                              =========   =========   =========
Earnings (loss) per share before cumulative effect of change
  in accounting principle -- Diluted........................  $    0.32   $   (0.10)  $    0.19
Per share cumulative effect of change in accounting
  principle (net of tax) -- Diluted.........................         --       (0.07)         --
                                                              ---------   ---------   ---------
Net earnings (loss) per share -- Diluted....................  $    0.32   $   (0.17)  $    0.19
                                                              =========   =========   =========
Weighted average number of shares outstanding
  Basic.....................................................  3,370,485   3,353,875   3,395,459
                                                              =========   =========   =========
  Diluted...................................................  3,403,589   3,353,875   3,422,180
                                                              =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   COMMON STOCK      ADDITIONAL                           TREASURY STOCK
                                ------------------    PAID-IN-    RETAINED   OFFICER   --------------------
                                 SHARES     AMOUNT    CAPITAL     EARNINGS    LOANS     SHARES      AMOUNT     TOTAL
                                ---------   ------   ----------   --------   -------   ---------   --------   -------
Balance at May 31, 2001.......  5,137,382    $51      $18,187     $23,996     $(228)   1,596,563   $(10,586)  $31,420
  Exercise of employee stock
    options...................         --     --           --          --        --           --         --        --
  Officer loans...............         --     --           --          --      (207)          --         --      (207)
  Redeemable equity...........         --     --          641          --        --           --         --       641
  Purchase of treasury
    stock.....................         --     --           --          --        --      192,500     (1,153)   (1,153)
  Net earnings................         --     --           --         663        --           --         --       663
                                ---------    ---      -------     -------     -----    ---------   --------   -------
Balance at May 31, 2002.......  5,137,382     51       18,828      24,659      (435)   1,789,063    (11,739)   31,364
  Officer loans...............         --     --           --          --        61           --         --        61
  Dividends declared..........         --     --           --        (670)       --           --         --      (670)
  Exercise of employee stock
    options...................     15,000      1           60          --        --           --         --        61
  Net loss....................         --     --           --        (567)       --           --         --      (567)
                                ---------    ---      -------     -------     -----    ---------   --------   -------
Balance at May 31, 2003.......  5,152,382     52       18,888      23,422     $(374)   1,789,063    (11,739)   30,249
  Exercise of employee stock
    options...................     13,500     --           53          --        --           --         --        53
  Repayment of officer loan...         --     --           --          --       100       17,072       (105)       (5)
  Purchase of treasury
    stock.....................     76,500     --          303          --        --       50,770       (342)      (39)
  Dividends declared..........         --     --           --        (674)       --           --         --      (674)
  Net earnings................         --     --           --       1,074        --           --         --     1,074
                                ---------    ---      -------     -------     -----    ---------   --------   -------
Balance at May 31, 2004.......  5,242,382    $52      $19,244     $23,822     $(274)   1,856,905   $(12,186)  $30,658
                                =========    ===      =======     =======     =====    =========   ========   =======

The accompanying notes are an integral part of these financial statements.

                              OUTLOOK GROUP CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MAY 31,
                                                              -----------------------------
                                                               2004       2003       2002
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................  $ 1,074    $  (567)   $   663
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
  Depreciation and amortization.............................    3,325      3,446      3,425
  Provision for doubtful accounts...........................      373      1,008        485
  (Gain) loss on sale of assets.............................      (58)        64       (150)
  Deferred income taxes.....................................      766         71       (618)
  Paragon impairment........................................       --        196         --
  Cumulative effect of change in accounting principle.......       --        352         --
Change in assets and liabilities, net of effect of
  acquisitions and disposals of businesses:
  Accounts and notes receivable.............................   (1,657)       (17)     2,199
  Inventories...............................................   (2,444)    (2,517)     1,343
  Income taxes..............................................      392       (810)      (220)
  Accounts payable..........................................      283        (78)       (67)
  Accrued liabilities.......................................      678       (583)       376
  Other.....................................................     (251)       (26)      (105)
                                                              -------    -------    -------
          Net cash provided by operating activities.........    2,481        539      7,331
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of business, net of cash acquired................       --     (1,247)        --
  Acquisition of property, plant and equipment..............   (3,214)    (4,730)    (3,537)
  Proceeds from sale of assets..............................      276        570      2,630
  (Loan to) repayment by officers...........................       --         61       (207)
                                                              -------    -------    -------
          Net cash used in investing activities.............   (2,938)    (5,346)    (1,114)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in revolving credit arrangement borrowings.......      350      1,500         --
  Increase in book overdraft................................      771        729         --
  Payment on long-term borrowings...........................       --         --     (2,800)
  Exercise in stock options.................................       53         61         --
  Dividends paid............................................     (673)      (502)        --
  Purchase of treasury stock and redeemable equity..........      (44)        --     (1,153)
                                                              -------    -------    -------
          Net cash provided by (used in) financing
             activities.....................................      457      1,788     (3,953)
                                                              -------    -------    -------
Net increase (decrease) in cash.............................       --     (3,019)     2,264
Cash and cash equivalents at beginning of year..............        2      3,021        757
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $     2    $     2    $ 3,021
                                                              =======    =======    =======

The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

     The following is a summary of Outlook Group Corp. and its wholly owned subsidiaries ("Company") significant accounting policies applied in the preparation of the accompanying consolidated financial statements:

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

Principles of Consolidation

     The consolidated financial statements include all the accounts of Outlook Group Corp. and its wholly owned subsidiaries: Outlook Label Systems, Inc. ("Outlook Label"), Showcase Postcards, Inc., and Outlook Foods, Inc. ("Outlook Foods"). Outlook Foods is inactive.

     All inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. These criteria are generally satisfied and the Company recognizes revenue upon shipment. The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." The Company also offers certain of its customers the right to return products that do not meet the standards agreed upon. The Company continuously monitors and tracks such product returns, and while such returns have historically been minimal, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results.

Shipping and Handling Fees and Costs

     The Company has adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No, 00-10 "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, shipping and handling fees and costs are reflected in costs of goods sold.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less at the time of purchase.

Accounts and Notes Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customers current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collections issues that have been identified. The Company values account and note receivables net of an allowance for uncollectible accounts.

     The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amounts that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer which could change rapidly and without advance warning.

     As of May 31, 2004, 58% of the accounts receivable balance relates to five clients and at May 31, 2003, 33% of the accounts receivable balance relates to five clients.

     Notes receivable at May 31, 2004 and 2003 were $237,000 and $13,000, respectively. The amounts recorded are net of reserves for potential uncollectibility of $121,000 and $652,000, respectively. The carrying value of these notes approximates fair value, as they are interest bearing at rates that approximate market rates of interest.

Inventories

     The Company values inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. Raw materials and work-in-process are based on actual costs. Finished goods are valued based on average selling prices and gross margins applicable to the related customer and product category. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements..................................    10 - 40 years
Machinery and equipment.....................................     5 - 10 years

     Depreciation expense was $3,286,000, $3,210,000, and $3,206,000 for the years ended May 31, 2004, 2003 and 2002, respectively. Significant additions or improvements extending the useful lives of assets are capitalized. Repairs and maintenance are charged to earnings as incurred. Upon retirement or disposal of assets, the applicable costs and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during fiscal 2003. In accordance with the provisions of SFAS 144, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value.

Intangible Assets

     On June 1, 2002 the Company adopted the provision of FAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired. Intangible assets are included within other assets and include goodwill, which represents costs in excess of net assets of businesses acquired, loan costs and capital lease placement fees. The Company reviews goodwill to assess recoverability based upon estimated future results of operations and cash flows at the aggregate business unit level. As of May 31, 2004 and May 31, 2003, the Company had $801,000 recorded as the value of goodwill in both years. These values are net of accumulated goodwill amortization of $709,000. As discussed in note B, at May 31, 2003, the Company charged $196,000 against its results of operations, related to the impairment of technology and $200,000 related to the amortization of a customer list, both of which related to its June 2002 acquisition of Paragon Direct.

Stock Based Compensation

     Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     The outstanding stock options at May 31, 2004 have a range of exercise prices between $3.94 and $5.81 per share, a weighted average contractual life of approximately 5 years, and a maximum term of 10 years from the date of grant. At May 31, 2004, 141,000 options are exercisable at a weighted average exercise price of $4.96. There were no options granted during 2004. The weighted average fair value at date of grant for options granted during 2003 was $0.975. The fair value of options, at date of grant, for options granted in 2003 and 2002 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                              2003         2002
                                                              -----   --------------
Expected life (years).......................................    2           2
Risk-free interest rate.....................................  3.72%   3.15% -- 3.67%
Expected volatility.........................................  42.1%       47.9%
Expected dividend yield.....................................   4%          0%

     The Company applies Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the statement of operations. Had compensation cost been determined under an alternative method suggested by SFAS No. 148, "Accounting for Stock-Based Compensation," the pro forma effect on the 2004, 2003 and 2002 net earnings would have been $(11,400), $(23,800) and
$(54,800), respectively. The pro forma effect on the 2004, 2003 and 2002 earnings per share for both basic and diluted would have been $(.00), $(.01), and $(.02) respectively.

Income Taxes

     Deferred tax assets, net of any applicable valuation allowance, and deferred tax liabilities are established for the future tax effects of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes, as measured by applying current tax laws.

     The Company reviews its deferred tax assets for recovery. The valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in the valuation allowance for period to period charges are included in the Company's tax provision in the period of change.

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

     The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                                                2004        2003        2002
                                                              ---------   ---------   ---------
Basic.......................................................  3,370,485   3,353,875   3,395,459
Effect of dilutive securities -- stock options..............     33,104           0      26,721
                                                              ---------   ---------   ---------
Diluted.....................................................  3,403,589   3,353,875   3,422,180
                                                              =========   =========   =========

     Options to purchase 40,159 shares of common stock were outstanding during fiscal 2003, but were not included in the computation of diluted shares because including such options would have been anti-dilutive to the net loss.

Recently Issued Accounting Standards

     On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46 (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). This statement as subsequently amended is effective for the Company at the end of the fourth quarter of fiscal 2004. The adoption of this rule did not have a material effect on the Company's financial statements.

     In May 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Statement No. 150 (SFAS 150 or the "Standard"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

NOTE B -- CHANGE IN ACCOUNTING PRINCIPLE

     Effective June 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment only approach.

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

     Under adoption of SFAS No. 142, goodwill and indefinite-lived intangible assets being amortized, were tested for impairment. Using the SFAS No. 142 approach described above, the Company estimated the fair values of its reporting units using a multiple of estimated future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. As a result, the Company recorded a transitional goodwill impairment charge as of June 1, 2002 of approximately $352,000 ($236,000 net of income taxes), which is reflected as a cumulative effect of accounting change in the Consolidated Statement of Earnings.

                                                               2004     2003    2002
                                                              ------   ------   -----
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Net earnings (loss) as reported.............................  $1,074   $ (567)  $ 663
Goodwill amortization.......................................      --       --      79
                                                              ------   ------   -----
Net earnings (loss) as adjusted.............................  $1,074   $ (567)  $ 742
                                                              ======   ======   =====
Basic earnings (loss) per share as reported.................  $ 0.32   $(0.17)  $0.20
Goodwill amortization.......................................      --       --    0.02
                                                              ------   ------   -----
As adjusted.................................................  $ 0.32   $(0.17)  $0.22
                                                              ======   ======   =====
Diluted earnings (loss) per share as reported...............  $ 0.32   $(0.17)  $0.19
Goodwill amortization.......................................      --       --    0.02
                                                              ------   ------   -----
As adjusted.................................................  $ 0.32   $(0.17)  $0.21
                                                              ======   ======   =====

     The change in the carrying amount of goodwill by reportable segments were as follows:

                                                              GRAPHICS   WEB    TOTAL
                                                              --------   ----   ------
                                                                   (IN THOUSANDS)
June 1, 2002................................................   $ 352     $801   $1,153
  Impairment Charge.........................................    (352)      --     (352)
                                                               -----     ----   ------
May 31, 2003................................................      --      801      801
  Impairment Charge.........................................      --       --       --
                                                               -----     ----   ------
May 31, 2004................................................   $  --     $801   $  801
                                                               =====     ====   ======

NOTE C -- INVENTORIES

                                                               2004      2003
                                                              -------   ------
                                                               (IN THOUSANDS)
Raw materials...............................................  $ 3,996   $3,129
Work in process.............................................    1,065      971
Finished goods..............................................    5,333    3,850
                                                              -------   ------
     Total..................................................  $10,394   $7,950
                                                              =======   ======

NOTE D -- BANK REVOLVER LOAN

     On May 12, 1999, the Company entered into an Amended and Restated Loan and Security Agreement (the "Agreement") with its bank, which provided a revised credit facility. Under the Agreement, the lender provides a $15,000,000 credit facility comprised of a revolving line of credit commitment (the "Revolver") and letters of credit. Borrowings under the Revolver bear interest, at the Company's option, at a bank determined reference rate or an IBOR based rate. At May 31, 2004, the Company had $1.85 million outstanding under the Revolver at a rate of 4.25%. The Company's credit agreement, as extended, expired on August 11, 2004. In August 2004, the credit agreement was renewed and expanded to $16.0 million. Of that amount, $4.0 million is a term facility and the balance remains a revolver. Interest on any debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as determined against a pre-determined performance chart. The Company is subject to an unused line fee of 0.25% to maintain its credit facility.

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

NOTE E -- EMPLOYEE BENEFIT PLANS

     The Company offers a 401(k) savings plan for all employees that meet certain eligibility requirements. Employee contributions to the plan are made through payroll deductions. In addition, the Company matches 40-50% of the first 6% of each employee's contribution. Employer matching contributions under the 401(k) plan for the years ended May 31, 2004, 2003, and 2002 were $269,000, $257,000, and $273,000, respectively.

NOTE F -- INCOME TAXES

     The provision for income taxes consist of the following:

                                                                2004    2003     2002
                                                                ----    -----    -----
                                                                    (IN THOUSANDS)
Current:
  Federal...................................................    $(31)   $(424)   $ 826
  State.....................................................      10       11      133
                                                                ----    -----    -----
                                                                 (21)    (413)     959
                                                                ====    =====    =====
Deferred:
  Federal...................................................     630      210     (484)
  State.....................................................     136      (23)    (134)
                                                                ----    -----    -----
                                                                 766      187     (618)
                                                                ----    -----    -----
                                                                $745    $(226)   $ 341
                                                                ====    =====    =====

     The reconciliation at the statutory federal income tax rate to the Company's effective income tax rate, expressed as a percentage of pre-tax earnings, is as follows:

                                                                2004        2003      2002
                                                                -----       ----      ----
Statutory federal income tax rate...........................     34.0%      34.0%     34.0%
State income taxes, net.....................................      5.6%       1.7%      1.0%
Other.......................................................      1.3%       4.9%     (1.0)%
                                                                -----       ----      ----
                                                                 40.9%      40.6%     34.0%
                                                                =====       ====      ====

     The components of the net deferred income tax liability as of May 31, 2004 and 2003 were as follows:

                                                                 2004       2003
                                                                -------    -------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Employee benefits.........................................    $   225    $   203
  Inventory.................................................        175         91
  Accounts receivable.......................................        186        368
  Intangible assets.........................................        185        237
  Tax carryforwards.........................................        453        439
  Other.....................................................         70         52
                                                                -------    -------
                                                                  1,294      1,390
Valuation allowance.........................................        (72)        --
                                                                -------    -------
                                                                  1,222      1,390
Deferred tax liabilities:
  Property, plant and equipment.............................     (4,442)    (3,823)
                                                                -------    -------
                                                                 (4,442)    (3,823)
                                                                -------    -------
Net deferred income tax liability...........................    $(3,220)   $(2,433)
                                                                =======    =======

     The valuation allowance primarily reflects operating loss carryforwards in certain states for which utilization is uncertain. At May 31, 2004, the Company had available net operating loss (NOL) carryforwards of approximately $6,893,000 for income tax purposes. The Company also has general business credits and other tax credit carryforwards of approximately $213,000 to offset future tax liability in Wisconsin through 2020.

NOTE G -- STOCK OPTIONS

     In 1999, the shareholders approved the 1999 Stock Option Plan ("the 1999 Plan") that provides for the granting of stock as an incentive to officers, directors and certain key salaried employees. The 1999 Plan provides for the issuance of options on up to 200,000 shares of common stock at an exercise price that may not be less than the market price of the common stock on the date of the grant. Options granted under the 1999 Plan become exercisable over a three-year vesting period from the date of the grant. As of May 31, 2004, there were 141,000 options outstanding under the 1999 Plan.

     Transactions under the option plans and the directors options during the years ended May 31, 2004, 2003, and 2002 are summarized as follows:

                                                 2004                   2003                   2002
                                          -------------------    -------------------    -------------------
                                                     WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                          -------    --------    -------    --------    -------    --------
Options outstanding, beginning of
  year................................    246,750     $4.57      262,000     $4.57      250,000     $4.66
Granted...............................         --        --       10,000      5.02       46,000      4.29
Exercised.............................    (90,000)     3.96      (15,000)     4.00           --        --
Expired...............................    (15,750)     4.57      (10,250)     5.77      (34,500)     4.90
                                          -------     -----      -------     -----      -------     -----
Options outstanding, end of year......    141,000     $4.96      246,750     $4.57      262,000     $4.57
                                          =======     =====      =======     =====      =======     =====

NOTE H -- COMMITMENTS AND CONTINGENCIES

     The Company has a number of operating lease agreements primarily involving manufacturing equipment and warehouse space. These leases are non-cancelable and expire on various dates as shown below.

     The following is a schedule, by fiscal year, of the rental payments due under non-cancelable operating leases, as of May 31, 2004:

                                                                (IN THOUSANDS)
2005........................................................        $2,077
2006........................................................         2,026
2007........................................................         1,871
2008........................................................         2,088
2009........................................................           349
Thereafter..................................................            53

     Rent expense for the year ended May 31, 2004, 2003, and 2002 was $2,470,000, $2,321,000, and $2,587,000 respectively.

     The Company has previously reported litigation against it by Health Jet, Inc. d/b/a Chung's Gourmet Foods ("Chung's"), which sought damages of $4.9 million. In August 2001, the Company and Chung's entered into a settlement agreement solely for the purpose of avoiding the burden, expense and uncertainty of litigation. Although neither party admitted any liability in the settlement agreement, the Company paid Chung's $500,000 pursuant to the agreement. The Company recognized the $500,000 legal settlement expense in the first quarter of fiscal year 2002. The Company continued to proceed on an action against a third party seeking indemnification in connection with the Chung's action. In March 2002, the Company and the third party entered into a settlement agreement, and the Company negotiated a settlement with its insurance carrier. The settlements totaled $500,000 and were recognized during the third quarter of fiscal 2002. The Company has been paid in full $470,000, and will be paid the balance from the third party. The Company subsequently also recovered $120,000 of the legal fees related to this lawsuit.

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

NOTE I -- OPERATING SEGMENTS AND MAJOR CLIENTS

     These two segments, Outlook Graphics and Outlook Web, are strategic operations that offer different products and services. Outlook Graphics produces custom printed products on a wide range of media including newsprint, coated paper and heavy board, including paperboard packaging. Outlook Graphics also provides finishing services, contract packaging, direct marketing and collateral information management and distribution services. Outlook Web manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, cartons, sweepstakes and specialty game pieces, flexographic printing, slitting and laminating of flexible packaging films.

     The accounting policies of the reportable segments are the same as those described in Note A, Summary of Significant Accounting Policies. The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units.

     Summarized financial information for the years ended May 31, 2004, 2003 and 2002 are as follows:

                                                              GRAPHICS     WEB      TOTAL
                                                              --------   -------   -------
2004
Net sales...................................................  $44,345    $28,452   $72,797
Depreciation and amortization...............................    1,913      1,412     3,325
Interest income.............................................       15         10        25
Interest expense............................................      310         --       310
Income tax expense (benefit)................................      263        482       745
Net earnings (loss).........................................      357        717     1,074
Capital expenditures........................................    2,357        857     3,214
Total assets................................................  $27,783    $15,141   $42,924
2003
Net sales...................................................  $32,181    $28,833   $61,014
Depreciation and amortization...............................    1,775      1,671     3,446
Interest income.............................................       59         --        59
Interest expense............................................       17         --        17
Income tax expense (benefit)................................     (784)       442      (342)
Net earnings (loss).........................................   (1,477)       910      (567)
Cumulative effect of change in accounting principle.........     (236)        --      (236)
Capital expenditures........................................    4,184        546     4,730
Total assets................................................  $23,614    $16,155   $39,769
2002
Net sales...................................................  $35,793    $31,414   $67,207
Depreciation and amortization...............................    1,797      1,628     3,425
Interest income.............................................      140         --       140
Interest expense............................................        5         56        61
Income tax expense (benefit)................................      329         12       341
Relocation and legal settlement expenses....................       --        835       835
Net earnings (loss).........................................      688        (25)      663
Capital expenditures........................................    1,293      2,244     3,537
Total assets................................................  $22,091    $16,782   $38,873

     In fiscal 2004, International Masters Publishers Inc. represented 19.4% of the Company's net sales. During fiscal 2003 and fiscal 2002 no clients accounted for more than 10% of the Company's net sales.

NOTE J -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the year:

                                                              2004    2003   2002
                                                              -----   ----   ----
                                                                (IN THOUSANDS)
Interest....................................................  $ 301   $ 10   $158
Income taxes................................................   (393)   657    739

NOTE K -- RELATED PARTY TRANSACTIONS

     As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At May 31, 2004, the Company had related party loans outstanding totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length basis, and such transactions will be approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

     In his original employment agreement, the Company agreed to make a loan to Mr. Baksha of up to $100,000 to purchase the Company's common stock. The term of the loan would be five years at the same rate of interest charged Company pursuant to its line-of-credit at the time of such loan. Such a loan was made to Mr. Baksha in July 1998, at an interest rate of 8% per annum. This was adjusted to 4.94% in fiscal 2002 to match the rate on the loans discussed above. The loan principal was due in July 2003; interest was due annually. To assist in providing liquidity to Mr. Baksha for the repayment of the loan, on July 22, 2003, the Company repurchased from him 17,072 shares of common stock at $6.1466 per share, the average of the high and low trading prices for that day and the preceding two trading days. Mr. Baksha used the proceeds to repay his note as provided above.

     As a result of legislation enacted on July 30, 2002, the Company will no longer make or modify loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

NOTE L -- SALE OF PARAGON DIRECT

     On July 7, 2004, the Company sold certain assets of its Paragon Direct division ("Paragon Direct") to A.B. Data, Ltd. While A.B. Data acquired certain customer relationships which were with Paragon Direct, Outlook Group retained relationships with other customers who use multiple Outlook Group services and can continue to make these types of services available to other customers directly or through ongoing arrangements with A.B. Data or other providers.

     The transaction provided for a total purchase price equaling the book value of the assets which were sold, estimated at approximately $390,000 (subject to post-closing confirmations), plus the value of the assumed liabilities. Of that amount, approximately $40,000 was paid at closing, and the balance will be paid periodically over four years. Outlook Group retained, among other assets, account receivables, the facility lease, and certain customer agreements and software licenses. Outlook Group and A.B. Data have also entered into agreements under which they may sell each others services for specified commissions, and Outlook Group will make limited payments to A.B. Data if Paragon Direct continuing sales are below specified amounts in the future. A.B. Data has also committed to making Paragon Direct services available to Outlook Group to support Outlook Group customers.

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                ADDITIONS
                                                     BALANCE    CHARGED TO
                                                    BEGINNING   COSTS AND                  BALANCES
ACCOUNTS RECEIVABLE                                  OF YEAR     EXPENSES    DEDUCTIONS   END OF YEAR
-------------------                                 ---------   ----------   ----------   -----------
YEAR ENDED MAY 31, 2004
Allowance for doubtful accounts...................    $478         $252         $ --         $730
Allowance for note receivables....................     652          121          652          121
YEAR ENDED MAY 31, 2003
Allowance for doubtful accounts...................     459          895          876          478
Allowance for note receivables....................     477          175           --          652
YEAR ENDED MAY 31, 2002
Allowance for doubtful accounts...................     586          485          612          459
Allowance for note receivables....................    $477         $ --         $ --         $477

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OUTLOOK GROUP CORP.

AUGUST 27, 2004
                                          BY /s/ RICHARD C. FISCHER
                                            ------------------------------------
                                            RICHARD C. FISCHER, CHAIRMAN

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF AUGUST 27, 2004.

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
         Harold J. Bergman, Director                   A. John Wiley, Jr., Director

            /s/ JANE M. BOULWARE
---------------------------------------------
         Jane M. Boulware, Director

                              OUTLOOK GROUP CORP.
                                (THE "COMPANY")

                                 EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 2004

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

 4.1      Articles III, IV and VI of the     Contained in Exhibit 3.1 hereto
          Restated Articles of
          Incorporation of the Company

 4.2(a)   Amended and Restated Loan and      Exhibit 4.3(b) to the Company's
          Security Agreement dated May 12,   Annual Report on Form 10-K for
          1999 among the Company and its     the fiscal year ended May 31,
          subsidiaries and Bank of America   1999 ("1999 10-K")
          National Trust and Savings
          Association
 4.2(b)   Amendment No. 1 thereto dated                                               X
          November 30, 1999
 4.2(c)   Amendment No. 2 thereto dated                                               X
          November 6, 2000
 4.2(d)   Amendment No. 5 thereto dated                                               X
          October 11, 2002
 4.2(e)   Amendment No. 8 thereto                                                     X
          (extension) dated July 11, 2004
          [Other credit agreement amendments were extensions which have been superceded; the entire agreement has been replaced by Exhibit 4.3]

 4.3      Second Amended and Restated Loan                                            X
          and Security Agreement dated
          August 11, 2004 among the
          Company, Outlook Label Systems,
          Inc. and Bank of America, N.A.

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

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------                -------                      -------------------         --------------
10.2(b)   Extension thereof dated June 1,    Exhibit 10.2(b) to the Company's
          2001**                             Report on Form 10-K for the
                                             fiscal year ended May 31, 2001
                                             (the "2001 10-K")

10.2(c)   Second Extension thereof dated     Exhibit 4.1 to the Company's
          June 1, 2003**                     Report on Form 10-Q for the
                                             quarter ended February 28, 2004

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

10.8      Term Note dated July 22, 1998 of   Exhibit 10.3(b) to 1998 10-K
          Mr. Baksha to the Company, as
          contemplated by the Employment
          Agreement** (paid)

10.9      Form of Notes dated April 16,      Exhibit 10.10 to the 2001 10-K
          2001, between the Company and
          Messrs. Baksha, Collier and
          Drewek

21.1      List of subsidiaries of the                                                 X
          Company

23.1      Consent of PricewaterhouseCoopers                                           X
          LLP

24.1      Powers of Attorney                                                    Signature Page
                                                                                to this Report

31.1      Certification pursuant to Section                                           X
          302 of the Sarbanes-Oxley Act of
          2004 signed by the Company's
          Chief Executive Officer

31.2      Certification pursuant to Section                                           X
          302 of the Sarbanes-Oxley Act of
          2004 signed by the Company's
          Chief Financial Officer

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------                -------                      -------------------         --------------

32.1      Certification pursuant to Section                                           X
          906 of the Sarbanes-Oxley Act of
          2004 signed by the Company's
          Chief Executive Officer

32.2      Certification pursuant to Section                                           X
          302 of the Sarbanes-Oxley Act of
          2004 signed by the Company's
          Chief Financial Officer

-------------------------
* Excluding exhibits and/or schedules which are identified in the document. The Company agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request.

** Designates compensatory plans and agreements for executive officer.