Form 10-Q
period 2004-08-28
OUTLOOK GROUP CORP
filed 2004-10-01
CIK 867490

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 28, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

3,385,477 shares of common stock, $.01 par value, were outstanding at September 30, 2004.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I.  FINANCIAL INFORMATION:

Item 1.      Financial Statements                                                     3

                   Condensed Consolidated Balance Sheets
                      As of August 28, 2004 and May 31, 2004                          4

                   Condensed Consolidated Statements of Operations
                      For the three-months ended August 28, 2004 and
                      August 30, 2003                                                 5

                   Condensed Consolidated Statements of Cash Flows
                      For the three-months ended August 28, 2004 and
                      August 30, 2003                                                 6

                   Notes to Condensed Consolidated Financial
                      Statements                                                      7

Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                           10

Item 3.      Quantitative and Qualitative Disclosure About Market
                       Risk                                                          17

Item 4.      Controls and Procedures                                                 17

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                        18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at August 28, 2004, the results of operations for the three-month periods ended August 28, 2004 and August 30, 2003, and the results of cash flows for the three-month periods ended August 28, 2004 and August 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

      The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2004 Form 10-K.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            August 28,      May 31,
                                                                               2004          2004
                                                                            ----------      -------
                        ASSETS
Current Assets

Cash and cash equivalents                                                   $    1,810    $        2
Accounts receivable, less allowance for
   doubtful accounts of $769 and $730, respectively                              9,287         8,283
Notes receivable-current portion, less allowance for doubtful
   accounts of $94 and $105, respectively                                          267           178
Inventories                                                                     11,282        10,394
Deferred income taxes                                                              723           723
Income taxes refundable                                                              2           438
Other                                                                            1,590           858
                                                                            ----------    ----------
Total current assets                                                            24,961        20,876

Notes receivable long-term, less allowance for
  doubtful accounts of $6 and $16, respectively                                    278            59
Property, plant, and equipment
   Land                                                                            583           583
   Building and improvements                                                    10,645        10,645
   Machinery and equipment                                                      40,412        40,827
                                                                            ----------    ----------
                                                                                51,640        52,055
   Less:  accumulated depreciation                                             (31,524)      (31,251)
                                                                            ----------    ----------
                                                                                20,116        20,804
Other assets                                                                       952         1,185
                                                                            ----------    ----------
Total assets                                                                $   46,307    $   42,924
                                                                            ==========    ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Current maturities of long-term debt                                        $    1,000      $      -
Bank revolver loan                                                                 225         1,850
Accounts payable                                                                 4,350         2,308
Book overdraft                                                                       -         1,500
Accrued liabilities:
   Salaries and wages                                                            1,442         1,870
   Other                                                                           986           795
                                                                            ----------    ----------
Total current liabilities                                                        8,003         8,323
Long-term debt, less current maturities                                          3,000             -
Deferred income taxes                                                            3,943         3,943

Commitments and contingencies

Shareholders' Equity
Cumulative preferred stock                                                           -             -
Common stock (5,242,382 shares issued)                                              52            52
Additional paid-in capital                                                      19,244        19,244
Retained earnings                                                               24,525        23,822
Treasury stock (1,856,905 shares)                                              (12,186)      (12,186)
Officers' loans                                                                   (274)         (274)
                                                                            ----------    ----------
Total shareholders' equity                                                      31,361        30,658
                                                                            ----------    ----------
Total liabilities and shareholders' equity                                  $   46,307    $   42,924
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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           Three-Month Period Ended
                                                         ----------------------------
                                                          August 28,      August 30,
                                                            2004            2003
Net sales                                                $     17,207    $     17,061

Cost of goods sold                                             13,588          14,548
                                                         ------------    ------------

   Gross profit                                                 3,619           2,513

Selling, general, and administrative expenses                   2,576           2,846
                                                         ------------    ------------

   Operating profit (loss)                                      1,043            (333)

Other income (expense):
   Interest expense                                               (44)            (49)
   Interest and other income                                      144              45
                                                         ------------    ------------

Earnings (loss) from operations
  before income taxes                                           1,143            (337)

Income tax expense (benefit)                                      440            (130)
                                                         ------------    ------------

Net earnings (loss)                                      $        703    $       (207)
                                                         ============    ============

Earnings (loss) per common share:
Basic and Diluted                                        $       0.21    $      (0.06)

Weighted average number of shares
  outstanding-Basic                                         3,385,477       3,363,082
                                                         ============    ============
Weighted average number of shares
  outstanding-Diluted                                       3,413,328       3,363,082
                                                         ============    ============

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Three-Month Period Ended
                                                                 August 28, 2004      August 30, 2003
                                                                 ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                $       703          $      (207)

   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

   Depreciation and amortization                                           794                  784
   Provision for doubtful accounts                                          77                   31
   Gain on sale of assets                                                 (140)                 (12)

   Change in assets and liabilities, net of effect of disposal of business:
   Accounts and notes receivable                                        (1,016)              (3,002)
   Inventories                                                            (904)              (3,010)
   Other current assets                                                   (493)                (350)
   Accounts payable                                                      2,042                1,480
   Accrued liabilities                                                     (57)                (205)
   Income taxes                                                            436                  462
                                                                   -----------          -----------

Net cash provided by (used in) operating activities                      1,442               (4,029)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of business                                              38                    -
Proceeds from sale of assets                                               362                  242
Acquisition of property, plant, and equipment                             (620)              (1,473)
                                                                   -----------          -----------

Net cash used in investing activities                                     (220)              (1,231)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in revolving credit arrangement
  borrowings                                                            (1,625)               5,500
Proceeds from increase in long-term debt                                 4,000                    -
Decrease in book overdraft                                              (1,500)                 (71)
Debt issuance cost                                                        (120)                   -
Dividends paid to shareholders                                            (169)                (169)
                                                                   -----------          -----------

Net cash provided by financing activities                                  586                5,260

Net change in cash                                                       1,808                    -
Cash and cash equivalents at beginning of period                             2                    2
                                                                   -----------          -----------
Cash and cash equivalents at end of period                         $     1,810          $         2
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

      The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                           Three-Month Period Ended
                                            August 28,   August 30,
                                               2004         2003
                                            ----------   ----------
Weighted average shares outstanding-Basic    3,385,477    3,363,082
Effect of dilutive securities - Stock
options                                         27,851            -
                                            ----------   ----------

Weighted average shares outstanding -
Diluted                                      3,413,328    3,363,082
                                            ==========   ==========

            Options to purchase 42,452 shares of common stock were outstanding at August 30, 2003, but were not included in the computation of diluted shares because the effect of including such options would have been anti-dilutive to the net loss for the quarter.

2.    Inventories:

            Inventories consist of the following (in thousands):

                 August 28, 2004    May 31, 2004
                 ---------------    ------------
Raw materials        $  4,211         $  3,996
Work in process         1,503            1,065
Finished goods          5,568            5,333
                     --------         --------

                     $ 11,282         $ 10,394
                     ========         ========

3.    Income Taxes

      The effective income tax rate used to calculate the income tax expense (benefit) for the quarters ended August 28, 2004 and August 30, 2003 is based on the anticipated income tax rate for the entire fiscal year.

4.    Stock Option Accounting

      The Company has elected to account for all stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options is reflected in net earnings
      (loss) as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of utilizing the fair value recognition provisions of SFAS No. 123 and 148 is considered immaterial for disclosure.

5.    Concentration of Risk

      A substantial portion of the Company's net sales are represented by the International Masters Publishing Inc. (IMP) contract. During the first quarter of fiscal 2005, IMP accounted for approximately 21% of net sales. The loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

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

      The Company evaluates the performance of its reportable segments based on the net earnings (loss) of the respective operations. Summarized financial information for the three-month periods ending August 28, 2004 and August 30, 2003 are as follows:

      INCOME STATEMENT DATA:

                  Three-Month Period Ended                     Three-Month Period Ended
                      August 28, 2004                              August 30, 2003
                      (in thousands)                                (in thousands)
                               Net Earnings                                  Net Earnings
                   Net Sales     (Loss)                         Net Sales      (Loss)
                   ---------    ---------                       ---------     ---------
Graphics           $  10,318    $     694       Graphics        $  10,103     $    (389)
Web                    6,889            9          Web              6,958           182
                   ---------    ---------                       ---------     ---------
   Total           $  17,207    $     703                       $  17,061     $    (207)
                   =========    =========                       =========     =========

      BALANCE SHEET DATA:

                   August 28,         May 31,
Total                2004              2004
Assets           (in thousands)   (in thousands)
                 --------------   --------------
Graphics           $  30,650        $  27,783
Web                   15,657           15,141
                   ---------        ---------
   Total           $  46,307        $  42,924
                   =========        =========

8.    Related Party Transactions

      As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At August 28, 2004, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

      On July 22, 2003 the Company repurchased 17,072 shares of common stock from Mr. Baksha at $6.1466 per share, the average of the high and low trading prices for that day and the preceding two trading days. The proceeds were then used to repay a note due the Company, in accordance with its terms.

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

10.   Sale of Paragon Direct

      On July 7, 2004, the Company sold certain assets of its Paragon Direct division ("Paragon Direct") to A.B. Data, Ltd. for approximately $376,000 (subject to post-closing confirmation) in cash and notes. The note, which has a stated value of $350,000, is due in four equal annual installments of $87,500 each and bears interest at 5.0% per annum. No gain or loss was recognized as a result of the sale as the purchase price equaled the net book value of the assets sold. Outlook Group retained, among other assets, account receivables, the facility lease, and certain customer agreements and software licenses.

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

11.   Subsequent Events

      The Company declared a quarterly cash dividend of $0.05 per common share outstanding on September 15, 2004. The dividend is payable on October 21, 2004 to shareholders of record on October 14, 2004. Based on the current number of shares outstanding, the payment will be approximately $169,000.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first three months of fiscal 2005 and 2004, and its financial condition at August 28, 2004. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for fiscal 2005 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Risks and Other Cautionary Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

RESULTS OF OPERATIONS

The Company's net sales for the first quarter of fiscal 2005 were $17.2 million, up slightly from the first quarter of fiscal 2004. The Company's net sales performance for the first quarter of fiscal 2005 is summarized in the following chart:

Net Sales    Quarter 1     Quarter 1     Quarter 1      Quarter 1
            Fiscal 2005   Fiscal 2004    $ Change       % Change
             ---------     ---------     ---------      ---------
Graphics     $  10,318     $  10,103     $     215            2.1%
Web              6,889         6,958           (69)          -1.0%
             ---------     ---------     ---------
Total        $  17,207     $  17,061     $     146            0.9%

For the year-to-date period, the Company's sales are comprised as follows:

Sales Breakdown       Fiscal       Fiscal
                       2005         2004
                      ------       ------
Graphics                60%          59%
Web                     40%          41%
                       ---          ---
   Total               100%         100%

The Graphics business segment had first quarter net sales of $10.3 million, up 2.1% from the first quarter of fiscal 2004, due largely to sales under the Company's supply chain management agreement with International Masters Publishers Inc. ("IMP") and other sales to IMP. Sales to IMP were $3.6 million in the first quarter of fiscal 2005, as compared to $3.0 million in the first quarter of fiscal 2004. Of those sales, $3.0 million in the first quarter of fiscal 2005 were under the long-term agreement, with the balance under purchase orders. This increase was offset in part due to the sale of Paragon Direct, as the Company no longer has the benefit of sales for this operating division. The acceleration of some sales into the fourth quarter of the Company's fiscal 2004 as a result of customers' acceleration of projects also had the effect of eliminating some of those sales from the first quarter of fiscal 2005. The Web business segment had first quarter net sales of $6.9 million, down 1.0% from the first quarter of fiscal 2004, primarily due to decreased volumes in its label business.

The Company's gross profit margin for the first quarter of fiscal 2005 was 21.0% of net sales, up from 14.7% in the prior year. Gross margins increased primarily as a result of a sales mix that produced higher overall profit margins in the Graphics business segment. In fiscal 2004, margins were negatively affected by provisions of the IMP contract under which certain finished inventory materials which were acquired from IMP during the first quarter of fiscal 2004 were credited back to IMP at cost after the Company provided additional production, overwrapping and fulfillment services. In addition, gains in production efficiencies are being realized from investments made in equipment and training for several long-term projects. The Graphics segment also completed a number of profitable one-time projects during the first quarter, which also contributed to the higher gross margins for the quarter.

In contrast, the Web division had gross margins that declined during the first quarter primarily as a result of fire damage to one the Company's narrow web presses. The Company has incurred additional costs and operating inefficiencies including additional overtime wages, premium freight charges and has had to outsource various projects to other providers based on capacity limitations and customer production and delivery requirements. These additional costs continued into the early parts of the second quarter of fiscal 2005. The Company is working with its insurance carrier to quantify the damages and restitution and hopes to enter into a settlement with its carrier during the second quarter of fiscal 2005. However, there can be no assurance that such a settlement will be reached or as to the financial terms of any settlement.

In addition, during the first quarter of fiscal 2005, both segments of the Company experienced price increases for many of its raw materials. While the Company is permitted to pass along these increases in many circumstances, some customers are resisting these increases. The Company's inability to reflect these raw material increases could affect gross margin in the second quarter of fiscal 2005 and thereafter.

Selling, general and administrative expenses were 15.0% of net sales for the first quarter of fiscal 2005, or $2.6 million. During the first quarter of fiscal 2004, the Company had selling, general and administrative costs of 16.7% of net sales or $2.8 million. This decrease was due in part to reduced investments in training during fiscal 2005, as these initiatives were completed during fiscal 2004, and reduced professional services and consulting fees. In addition, with the sale of the Paragon Direct division, the Company did not incur the selling, general and administrative costs associated with this division. The Company continues to focus on reducing its operating expenses; in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying additional resources into marketing strategies in an attempt to increase the Company's sales and marketing concentrations.

The Company's operating profit for the first quarter of fiscal 2005 was approximately $1.0 million or 6.1% of net sales. The Company reported an operating loss during the first quarter of fiscal 2004 of approximately $300,000.

The Company had $44,000 of interest expense during the first quarter of fiscal 2005 as compared to $49,000 during the first quarter of fiscal 2004. The Company maintains a credit facility, which it uses to finance increased working capital needs related to the start-up of the supply chain agreements. This facility was increased to $16.0 million and amended in August 2004. Of that amount, $4.0 million is in the form of a term loan. The remainder is a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is subject to an unused line fee of .25% to maintain its credit facility. As a part of the amended financing agreement, the Company paid a transaction fee of $100,000; this is being amortized over the life of the loan agreement. As of August 28, 2004, the Company had $225,000 outstanding on its revolving credit line and $4.0 million outstanding under the term loan. The Company expects that it will continue to use its revolving credit facility for the foreseeable future, and as contracts mature and assuming sales at contract levels, the Company's use of its revolving credit facility is expected to diminish.

Of the Company's other income in the first quarter of fiscal 2005, $140,000 represents a net gain on the sale of unused equipment.

The Company is currently accruing income tax expense at the expected annual rate of 38.5%, although quarter-to-quarter fluctuations may occur.

The Company sold certain assets of its Paragon Direct operations as of June 30, 2004. The Company did not recognize a gain or loss on the sale transaction, although the transaction had the effect of reducing certain costs relating to Paragon Direct effective as of the transaction date. Paragon Direct operations were not material to the Company.

The Company reported a net profit for the first quarter of fiscal 2005 of $703,000 or $0.21 per diluted common share. The Company reported a net loss for the first quarter of fiscal 2004 of $207,000 or ($0.06) per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, as shown on the Condensed Consolidated Statements of Cash Flows, was approximately $1.4 million for the first quarter of fiscal 2005, as compared to $4.0 million used during the first quarter of fiscal 2004. The Company experienced a $900,000 increase in inventory during the first three months of fiscal 2005. The Company had increases in all areas of inventory as it produced inventory to meet client forecasts and production schedules. Accounts and notes receivable increased by approximately $1.0 million during the first three months of fiscal 2005 as a result of additional sales, certain of its larger customers no longer taking early pay discounts therefore maximizing their payment terms. Depreciation and amortization for the first three months of fiscal 2005 and fiscal 2004 was approximately $794,000 and $784,000 respectively.

The Company used approximately $600,000 of cash in acquiring and upgrading existing machinery and equipment during the first three months of fiscal 2005. This cash item was largely offset by cash obtained from the sale of under-utilized equipment during the quarter. The Company expects that it will invest approximately $3.0 million during fiscal 2005 in capital expenditures, but excluding any acquisition opportunities that become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facilities and possible leasing opportunities. The Company has approximately $7.7 million in minimum lease payments under existing operating leases as of August 28, 2004; the majority are for production related machinery and equipment. The Company does not currently have any capital lease obligations, but expects to enter into an agreement during the second quarter of fiscal 2004 for approximately $650,000.

In the quarter, the Company had $586,000 provided by financing activities. The Company has borrowed $225,000 against its revolving credit facility and has a long-term loan of $4.0 million to finance its increased working capital needs and capital expenditures during the first three months of fiscal 2005. During the quarter, the Company had a net increase in total borrowings under its credit facility of $2.4 million. Borrowings during the first quarter of fiscal 2005 were primarily used to fund capital expenditures and to purchase and build inventory under its longer-term contracts. In addition the Company paid dividends to shareholders of approximately $169,000.

The Company declared a quarterly cash dividend of $0.05 per common share outstanding on September 15, 2004. The dividend is payable on October 21, 2004 to shareholders of record on October 14, 2004. A continuation of dividends at this level in future quarters would require similar resources in future periods.

The Company maintains a credit facility, which it uses to finance increased working capital needs related to the start-up of the supply chain agreements. This facility was increased to $16.0 million and amended in August 2004. Of that amount, $4.0 million is in the form of a term loan. The remainder is a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is subject to an unused line fee of .25% to maintain its credit facility. As a part of the amended financing agreement, the Company paid a transaction fee of $100,000; this is being amortized over the life of the loan agreement. As of August 28, 2004, the Company had $225,000 outstanding on its revolving credit line and $4.0 million outstanding under the term loan. The Company expects that it will continue to use its revolving credit facility for the foreseeable future, and as contracts mature and assuming sales at contract levels, the Company's use of its revolving credit facility is expected to diminish.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. Effective June 30, 2004, the Company sold selected assets of its former Paragon Direct division to A.B. Data Ltd. Through the transaction, A.B. Data acquired certain customer relationships with the customers who do business with Paragon Direct. The Company retained other relationships with the customers who use multiple Outlook Group services and can continue to make these types of services available to customers directly or through ongoing arrangements with A.B. Data. These reviews resulted in various transactions during recent fiscal years and may result in additional transactions during fiscal 2005 and beyond.

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

      - The ability of the Company to recover increases in raw materials prices

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

The Company is subject to price increases in many of its raw materials. The first quarter of fiscal 2005 has seen many such increases. The Company's failure to recover raw material price increases in pricing its products could have a negative affect on the future profitability of the Company. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials. The raw materials consumed by the Company include paper stocks, inks, and plastic films, all of which are readily available from numerous suppliers.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The supply-chain agreement with IMP, which is now the Company's largest customer, and the Company's only customer with sales in excess of 10% during fiscal 2004 or the first quarter of fiscal 2005, results in an increased dependence upon sales to IMP. Sales to IMP were 20.9% of the Company's net sales in the first quarter of fiscal 2005, as compared to 17.5% during the corresponding period in fiscal 2004. Although significant long-term contracts provide more stability to the Company, they can increase the Company's dependence on specific customers. In particular, substantial portions of the Company's sales are now represented by the IMP contract. The loss of IMP sales would have a material adverse effect on the Company's sales volume and profitability. Additionally, the loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

Many clients purchase the Company's services under cancelable purchase orders rather than long-term contracts. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. Had these factors continue, it would make predictions of the Company's future results very difficult. In addition, significant contracts, such as the contract with IMP, expose the Company to additional risks, which would result from non-performance by the particular customer because of the relative significance of those contracts. Even though the Company is looking to increase the volume of longer term contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

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

The Company is dependent upon its ability to hire, train, and retain a skilled work force. On occasion, the Company will contract for and / or hire temporary employees to increase the number of personnel in certain operations as project commitments require. The Company currently believes that it has appropriately aligned its staffing to be consistent with its current and anticipated levels of business activity. The failure of the Company to properly align and maintain skilled staffing levels could affect the future profitability of the Company. In addition, as has occurred in past, the Company may in the future again incur additional employee expenses because of the need to maintain a work force in excess of then-current needs to service anticipated customer products; such a decision would increase expenses in the short term.

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

DISCLOSURES ABOUT OFF BALANCE SHEET OBLIGATIONS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has no "off balance sheet" arrangements that would otherwise constitute balance sheet liabilities. See below, however, for information regarding the Company's operating leases.

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

The Company has disclosed information pertaining to these events in its fiscal 2004 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ending August 28, 2004. The Company had no commercial commitments to report as of the latest balance sheet date.

Contractual
Obligations                             Less than    1 - 3      4 - 5     After 5
(Dollars in thousands)         Total      1 year     years      years      years
------------                  --------   --------   --------   --------   --------
Long-term debt                $  4,000   $  1,000   $  3,000   $      0   $      0
Capital lease obligation             0          0          0          0          0
Operating leases                 7,763      2,007      5,491        265          0
Unconditional purchase
obligations                          0          0          0          0          0
Other long-term obligations          0          0          0          0          0
                              --------   --------   --------   --------   --------
Total contractual cash
obligations                   $ 11,763   $  3,007   $  8,491   $    265   $      0
                              ========   ========   ========   ========   ========

In addition, at August 28, 2004, the Company had borrowed $225,000 against the revolving credit line included in its bank credit agreement.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At August 28, 2004, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are disclosed in its fiscal 2004 Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts receivable, fixed assets and intangible assets. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and its board of directors.

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

      ACCOUNTS AND NOTES RECEIVABLE

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customers current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique was used to compute this allowance at May 31, 2004 has been used during the first three months of fiscal 2005. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

Dated: October 1, 2004

                       /s/ Richard C. Fischer
                       --------------------------------------------------------
                       Richard C. Fischer, Chairman and Chief Executive Officer

                       /s/ Paul M. Drewek
                       --------------------------------------------------------
                       Paul M. Drewek, Chief Financial Officer