Form 10-Q
period 2004-11-27
OUTLOOK GROUP CORP
filed 2005-01-11
CIK 867490

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 27, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,385,477 shares of common stock, $.01 par value, were outstanding at January 7, 2005.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I. FINANCIAL INFORMATION:

Item 1.      Financial Statements                                                        3

                      Condensed Consolidated Balance Sheets
                         As of November 27, 2004 and May 31, 2004                        4

                      Condensed Consolidated Statements of Operations
                         For the three-month and six-month periods
                         ended November 27, 2004 and
                         November 29, 2003                                               5

                      Condensed Consolidated Statements of Cash Flows
                         For the six-month periods ended November 27, 2004 and
                         November 29, 2003                                               6

                      Notes to Condensed Consolidated Financial
                         Statements                                                      7

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                               11

Item 3.      Quantitative and Qualitative Disclosure About Market
                      Risk                                                              19

Item 4.      Controls and Procedures                                                    20

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                        21

Item 6.      Exhibits                                                                   21

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

      The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at November 27, 2004, the results of operations for the three-month and six-month periods ended November 27, 2004 and November 29, 2003, and cash flows for the six-month periods ended November 27, 2004 and November 29, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

      The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2004 Form 10-K.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    November 27,           May 31,
                                                                        2004                2004
                                                                    ------------         ----------
                     ASSETS
Current Assets

Cash and cash equivalents                                            $    1,821          $        2
Accounts receivable, less allowance for
   doubtful accounts of $752 and $730, respectively                      10,532               8,283
Notes receivable-current portion, less allowance for doubtful
accounts of $215 and $105, respectively                                     270                 178
Inventories                                                              10,875              10,394
Deferred income taxes                                                       723                 723
Income taxes refundable                                                       -                 438
Other                                                                     1,205                 858
                                                                     ----------          ----------
Total current assets                                                     25,426              20,876

Notes receivable long-term, less allowance for
  doubtful accounts of $0 and $16, respectively                             263                  59
Property, plant, and equipment
   Land                                                                     309                 309
   Building and improvements                                             10,676              10,040
   Machinery and equipment                                               40,433              40,821
                                                                     ----------          ----------
                                                                         51,418              51,170
   Less: accumulated depreciation                                       (31,884)            (31,178)
                                                                     ----------          ----------
                                                                         19,534              19,992
Other assets                                                                125                 384
Assets held for sale                                                        812                 812
Goodwill                                                                    801                 801
                                                                     ----------          ----------
Total assets                                                         $   46,961          $   42,924
                                                                     ==========          ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

Current maturities of long-term debt                                 $    1,125          $        -
Bank revolver loan                                                            -               1,850

Accounts payable                                                          3,352               2,308
Book overdraft                                                                -               1,500
Accrued liabilities:
   Salaries and wages                                                     1,714               1,870
   Income taxes                                                             528                   -
   Other                                                                  1,205                 795
                                                                     ----------          ----------
Total current liabilities                                                 7,924               8,323
Long-term debt, less current maturities                                   2,625                   -
Deferred income taxes                                                     3,943               3,943

Commitments and contingencies

Shareholders' Equity
   Cumulative preferred stock                                                 -                   -
   Common stock (5,242,382 shares issued)                                    52                  52
   Additional paid-in capital                                            19,244              19,244
   Retained earnings                                                     25,633              23,822
   Treasury stock (1,856,905 shares)                                    (12,186)            (12,186)
   Officers' loans                                                         (274)               (274)
                                                                     ----------          ----------
Total shareholders' equity                                               32,469              30,658
                                                                     ----------          ----------
Total liabilities and shareholders' equity                           $   46,961          $   42,924
                                                                     ==========          ==========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        Three-Month Period Ended      Six-Month Period Ended
                                      ---------------------------   ---------------------------
                                      November 27,   November 29,   November 27,   November 29,
                                          2004           2003           2004           2003
Net sales                              $   19,738     $   19,342     $   36,945     $   36,403

Cost of goods sold                         16,051         15,461         29,499         29,996
                                       ----------     ----------     ----------     ----------

   Gross profit                             3,687          3,881          7,446          6,407

Recovery of bad debt                       (1,214)             -         (1,214)             -

Selling, general, and administrative
  expenses                                  2,773          2,928          5,349          5,774
                                       ----------     ----------     ----------     ----------
   Operating profit                         2,128            953          3,311            633

Other income (expense):
   Interest expense                           (62)           (87)          (106)          (136)
   Interest and other income                   12             37             16             69
                                       ----------     ----------     ----------     ----------
Earnings from operations before
  income taxes                              2,078            903          3,221            566

Income tax expense                            800            348          1,240            218
                                       ----------     ----------     ----------     ----------

Net earnings                           $    1,278     $      555     $    1,981     $      348
                                       ==========     ==========     ==========     ==========

Earnings per common share:

Basic                                  $     0.38     $     0.16     $     0.59     $     0.10
Diluted                                $     0.37     $     0.16     $     0.58     $     0.10

Dividends per share paid during
  period:                              $     0.05     $     0.05     $     0.10     $     0.10

Weighted average number of shares
outstanding:

Basic                                   3,385,477      3,365,100      3,385,477      3,364,091
Diluted                                 3,432,274      3,386,965      3,423,666      3,394,041

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Six-Month Period Ended
                                                                            November 27, 2004   November 29, 2003
                                                                            -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                   $    1,981          $      348

   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

   Depreciation and amortization                                                    1,657               1,655
   Provision for (recovery of) doubtful accounts                                   (1,040)                 57
   Gain on sale of assets                                                            (248)                (26)

  Change in assets and liabilities, net of effect of disposal of business:
   Accounts and notes receivable                                                   (1,129)             (3,180)
   Inventories                                                                       (497)             (3,274)
   Other assets                                                                       (74)               (387)
   Accounts payable                                                                 1,044                 393
   Accrued liabilities                                                                431                 227
   Income taxes                                                                       966                 756
                                                                               ----------          ----------
Net cash provided by (used in) operating activities                                 3,091              (3,431)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of business                                                         38                   -
Proceeds from sale of assets                                                          443                 248
Acquisition of property, plant, and equipment                                      (1,694)             (1,857)
                                                                               ----------          ----------
Net cash used in investing activities                                              (1,213)             (1,609)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in revolving credit arrangement borrowings                 (1,850)              5,300
Repayment of long-term debt                                                          (250)                  -
Proceeds from long-term debt                                                        4,000                   -
Decrease in book overdraft                                                         (1,500)                 26
Debt issuance cost                                                                   (120)                  -
Exercise of stock options                                                               -                  50
Dividends paid to shareholders                                                       (339)               (336)
                                                                               ----------          ----------
Net cash (used in) provided by financing activities                                   (59)              5,040

Net change in cash                                                                  1,819                   -
Cash and cash equivalents at beginning of period                                        2                   2
                                                                               ----------          ----------
Cash and cash equivalents at end of period                                     $    1,821          $        2
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

            The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                        Three-Month Period Ended       Six-Month Period Ended
                                      November 27,    November 29,   November 27,   November 29,
                                          2004           2003            2004          2003
                                      ------------    ------------   ------------   ------------
Weighted average shares
outstanding-Basic                       3,385,477      3,365,100      3,385,477      3,364,091
Effect of dilutive securities -
Stock options                              46,797         21,865         38,189         29,950
                                       ----------     ----------     ----------     ----------
Weighted average shares
outstanding - Diluted                   3,432,274      3,386,965      3,423,666      3,394,041
                                       ==========     ==========     ==========     ==========

2. Inventories:

            Inventories consist of the following (in thousands):

                                    November 27, 2004      May 31, 2004
                                    -----------------      ------------
Raw materials                           $   4,005            $   3,996
Work in process                               861                1,065
Finished goods                              6,009                5,333
                                        ---------            ---------
                                        $  10,875            $  10,394
                                        =========            =========

3.    Income Taxes:

      The effective income tax rate used to calculate the income tax expense for the quarters ended November 27, 2004 and November 29, 2003 is based on the anticipated income tax rate for the entire fiscal year.

4.    Stock Option Accounting:

      The Company has elected to account for all stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of utilizing the fair value recognition provisions of SFAS No. 123 and 148 is considered immaterial for disclosure.

5.    Concentration of Risk:

      A substantial portion of the Company's net sales are represented by the International Masters Publishing Inc. (IMP) contract. These sales are within the Graphics segment. During the second quarter of fiscal 2005, IMP accounted for approximately 12% of net sales and for the year-to-date period accounted for approximately 13% of net sales. The loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

6.    Recovery of Bad Debts:

      On October 5, 2004, Outlook Group Corp. received $1.2 million in payment of a judgment in favor of Outlook Group relating to a former customer, which owed Outlook Group approximately $900,000, plus interest and costs of collection. The obligation was for funds advanced to that customer in fiscal 1994 and in respect of subsequent services. To resolve and settle the matter, Outlook Group accepted the payment as full satisfaction of its judgment.

      As a result of non-payment, and delays and substantial uncertainties in collecting any amounts due by the former customer, Outlook Group began to establish substantial reserves against the amounts due from this customer beginning in fiscal 1998, and had fully reserved for this by fiscal 2003.

7.    Accounting Periods:

      The Company has adopted 13-week quarters; however, fiscal year-end remains May 31.

8.    Segment Reporting:

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

      The Company evaluates the performance of its reportable segments based on the net earnings (loss) of the respective operations. Summarized financial information at, and for the three-month and six-month periods ended November 27, 2004 and November 29, 2003 are as follows:

      INCOME STATEMENT DATA:

                      Three-Month Period Ended                            Three-Month Period Ended
                          November 27, 2004                                   November 29, 2003
                           (in thousands)                                      (in thousands)
                   Net Sales          Net Earnings                     Net Sales           Net Earnings
                   ---------          ------------                     ---------           ------------
Graphics           $  12,182          $      1,117      Graphics       $  12,189           $        202
Web                    7,556                   161      Web                7,153                    353
                   ---------          ------------                     ---------           ------------
   Total           $  19,738          $      1,278                     $  19,342           $        555
                   =========          ============                     =========           ============

                                                                         Six-Month Period Ended
                     Six-Month Period Ended                                 November 29, 2003
                        November 27, 2004                                     (in thousands)
                          (in thousands)
                   Net Sales          Net Earnings                     Net Sales         Net Earnings (Loss)
                   ---------          ------------                     ---------         -------------------
Graphics           $  22,500          $      1,811      Graphics       $  22,292            $       (187)
Web                   14,445                   170      Web               14,111                     535
                   ---------          ------------                     ---------            ------------
   Total           $  36,945          $      1,981                     $  36,403            $        348
                   =========          ============                     =========            ============

      BALANCE SHEET DATA:

                  November 27,          May 31,
Total                 2004               2004
Assets           (in thousands)      (in thousands)
                 --------------      --------------
Graphics           $  29,318          $     27,783
Web                   17,643                15,141
                   ---------          ------------
   Total           $  46,961          $     42,924
                   =========          ============

9.    Related Party Transactions:

      As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At November 27, 2004, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

      On July 22, 2003, the Company repurchased 17,072 shares of common stock from Mr. Baksha at $6.1466 per share, the average of the high and low trading prices for that day and the preceding two trading days. The proceeds were then used to repay a note due the Company, in accordance with its terms.

      As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

10.   Commitments and Contingencies:

      In the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.

11.   Sale of Paragon Direct:

      On July 7, 2004, the Company sold certain assets of its Paragon Direct division ("Paragon Direct") to A.B. Data, Ltd. for approximately $408,000 in cash, notes and assumed liabilities. The note, which has a stated value of $350,000, is due in four equal annual installments of $87,500 each and bears interest at 5.0% per annum. Of the remaining $58,000 sales price, $37,000 was received in cash and the remaining balance was in assumed liabilities. No gain or loss was recognized as a result of the sale as the purchase price equaled the net book value of the assets sold. Outlook Group retained account receivables, the facility lease, and certain customer agreements and software licenses.

      While A.B. Data acquired certain customer relationships which were with Paragon Direct, Outlook Group retained relationships with other customers who use multiple Outlook Group services and can continue to make these types of services available to other customers directly or through ongoing arrangements with A.B. Data or other providers.

      Outlook Group and A.B. Data have also entered into agreements under which they may sell each others' services for specified commissions, and Outlook Group will make limited payments of up to $85,000 per year for four years to A.B. Data if Paragon Direct continuing sales are below specified amounts for the next four fiscal year. Such payments would be expensed in the relevant periods. No payments under this agreement are currently expected. A.B. Data has also committed to making Paragon Direct services available to Outlook Group to support Outlook Group customers.

12.   Recently Issued Accounting Pronouncements:

      During December 2004, the Financial Accounting Standards Board ( FASB ) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees." SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, and results of operations.

13.   Subsequent Events:

      The Company declared a quarterly cash dividend of $0.06 per common share outstanding on December 15, 2004. The dividend is payable on January 20, 2005 to shareholders of record on January 13, 2005. Based on the current number of shares outstanding, the payment will be approximately $203,000.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first six months of fiscal 2005 and 2004, and its financial condition at November 27, 2004. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for fiscal 2005 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Risks and Other Cautionary Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

SUMMARY

The Company's net sales improved slightly from fiscal 2004 in both the second quarter and the six months of fiscal 2005. However, costs of goods sold rose more quickly than sales, and the gross profit therefore slightly decreased in the second quarter. The reduction was primarily caused by substantial increases in materials costs and start up expenses for a new customer project, offset by continuing cost reduction initiatives in the manufacturing process and reduced labor costs as a result of process improvements. However, due to reduced selling, general and administrative expenses and a significant bad debt recovery from a former customer, both operating and net income increased substantially, in both the quarterly and six month periods.

RESULTS OF OPERATIONS

The Company's net sales performance for the second quarter and year-to-date period of fiscal 2005 is summarized in the following chart:


                 Quarter 2               Quarter 2              Quarter 2           Quarter 2
Net Sales       Fiscal 2005             Fiscal 2004              $ Change            % Change
                -----------             -----------             ---------           ---------
Graphics          $ 12,182                $ 12,189                $  (7)              -0.1%
Web                  7,556                   7,153                  403                5.6%
                  --------                --------                -----
Total             $ 19,738                $ 19,342                $ 396                2.0%

                Year-to-date           Year-to-date            Year-to-date        Year-to-date
Net Sales       Fiscal 2005            Fiscal 2004               $ Change            % Change
                ------------           ------------            ------------        ------------
Graphics          $ 22,500                $ 22,292                $ 208                0.9%
Web                 14,445                  14,111                  334                2.4%
                  --------                --------                -----
Total             $ 36,945                $ 36,403                $ 542                1.5%

For the year-to-date period, the Company's sales are comprised 61% from the Graphics segment and 39% from the Web segment for both fiscal 2005 and fiscal 2004.

The Company reported net sales for the second quarter of fiscal 2005 of $19.7 million. This is an increase of approximately $400,000 or 2.0% over the comparable prior year quarter. This sales increase for the quarter is due to increased sales volume in the Company's Web segment. Sales for the quarter in the Company's Graphics segment were approximately the same as the prior year.

The Company reported net sales for the year-to-date period of $36.9 million. This is an increase of approximately $500,000 or 1.5% over the comparable prior year-to-date period. This sales increase for the year-to-date period is due to increased sales volume of approximately $200,000 or 0.9% in the Company's Graphics segment and approximately $300,000 or 2.4% in the Company's Web segment. The sales increases also reflect the effects of increased materials costs, as discussed below, to the extent they have been passed along to customers.

The Company's Graphics segment reported sales of $12.2 million for the second quarter of fiscal 2005, the same as the prior year's second quarter. For the year-to-date period, the Graphics segment reported sales of $22.5 million, an increase of approximately $200,000 or 0.9% over the prior year-to-date period. Due to the Company's sale of its Paragon Direct operating division in June 2004, the Company did not have significant sales from its Paragon operating division during fiscal 2005. The Company's Paragon Direct operating unit had net sales of approximately $40,000 during fiscal 2005. The Company's Paragon Direct operating unit had net sales of approximately $250,000 during the second quarter of fiscal 2004 and net sales of approximately $550,000 during the year-to-date period of fiscal 2004. Net sales to International Masters Publishing Inc. (IMP) under the Company's contractual services agreement were approximately $3.4 million during the second quarter of fiscal 2005 and approximately $3.1 million during the second quarter of fiscal 2004. For the year-to-date period, sales to IMP under the Company's contractual services agreement were approximately $6.4 million and approximately $6.0 million during the comparable year-to-date period during fiscal 2004.

The Company's Web segment reported net sales of $7.6 million for the second quarter of fiscal 2005, up approximately $400,000 or 5.6% from the prior year's second quarter. For the year-to-date period, the Web segment reported net sales of $14.4 million, an increase of approximately $300,000 or 2.4% from the comparable prior year-to-date period. This sales increase is due to the addition of several new customers in the flexible packaging industry as well as growth from existing customers in both the label and flexible packaging industry.

The Company's gross profit margin for the second quarter of fiscal 2005 was $3.7 million or 18.7% of net sales compared to $3.9 million or 20.1% of net sales during the second quarter of fiscal 2004. For the year-to-date period, the gross profit margin was $7.4 million or 20.2% compared to $6.4 million or 17.6% of net sales during the prior year-to-date period.

The year-to-date gross margin increased significantly in fiscal 2005 as compared to fiscal 2004, primarily as a consequence of increased sales and project mix. However, the Company experienced a decrease in gross margin the second quarter of fiscal 2005 as compared to fiscal 2004. In significant part, the decrease in the second quarter relates to significant increases in costs of materials, which the Company has experienced. As discussed below, the Company's operations have had varying success in passing along the effects of these price increases to customers. The Company expects that effects of these price increases, and potential future price increases, will continue.

In the Company's Graphics segment, gross profit margins remain ahead of last year's margins. The Company's Graphics segment has been helped by production improvements in its mailing, finishing, and packaging operations and has invested in capital equipment to allow the Company to better utilize its employee resources. The Graphics segment has also had a more favorable product mix as it completed several large promotional packaging jobs, which produced a more favorable gross profit margin. The Company's Graphics segment has been able to pass on many of its raw material price increases as well as freight and fuel surcharges to its customers rather than absorb the additional expenses. The Company's inability to pass along price increases could negatively impact gross margins in the third quarter of fiscal 2005 and beyond. The Company's Graphics segment disposed of equipment it no longer utilizes resulting in a gain of approximately $200,000 during fiscal 2005. Improvements in gross margin of the Graphics segment were partially offset by arrangements involving price reductions of approximately $265,000 to a customer, which is expected by management to be recovered in later periods through reimbursement of future cost savings. Additionally, the Company incurred start-up costs for a new supply chain management customer in advance of the receipt of significant revenues.

The Web segment continues to see declines in its gross profit margins. Competitive pressures in both the label and flexible packaging industries continue to squeeze margins. Several raw material price increases affecting both the label and flexible packaging industries coupled with the inability to pass these costs along in certain of the Company's longer-term contracts have eroded margins. The Company's inability to pass along price increases could negatively impact gross margins in the third quarter of fiscal 2005 and beyond. The fire damage sustained on one of the Company's Web presses has caused the Company to incur additional costs, which it has expensed during the first half of the fiscal year. The Company has not yet received a settlement offer from its insurer but believes it will be resolved during the Company's third quarter of fiscal 2005. Such a recovery, if any, will be taken into income in the period during which it is received. However, there can be no assurances that a settlement will be reached or as to the financial terms of any settlement. The Company's Web segment disposed of equipment it no longer utilizes resulting in a gain of approximately $50,000 during fiscal 2005.

During the second quarter of fiscal 2005, the Company received a $1.2 million payment on a judgment in favor of Outlook Group relating to a former customer, which owed Outlook Group approximately $900,000 plus interest and costs of collection. To resolve and settle the matter, Outlook Group accepted the payment as full satisfaction of its judgment. As a result of non-payment and delays and substantial uncertainties in collecting any amounts due, Outlook Group began to establish a substantial reserve against the customer beginning in fiscal 1998 and had fully reserved for this by fiscal 2003. The full amount received has been recorded as a recovery of bad debt during the second quarter of fiscal 2005.

Selling, general and administrative expenses were $2.8 million or 14.0% of net sales during the second quarter of fiscal 2005 compared to $2.9 million or 15.1% of net sales during the second quarter of fiscal 2004. For the year-to-date period selling, general and administrative expenses were $5.3 million or 14.5% of net sales compared to $5.8 million or 15.9% of net sales during the comparable prior year-to-date period.

General and administrative expenses were lower during fiscal 2005 partially due to investments in training initiatives incurred during fiscal 2004. This resulted in additional consulting fees and professional services during fiscal 2004 that were not repeated in fiscal 2005. In addition, the Company incurred approximately $400,000 of selling, general and administrative expenses with its former Paragon Direct operations during fiscal 2004. The Company no longer has these expenses in fiscal 2005, due to the sale of Paragon Direct in June 2004. Selling expenses have remained about the same as the prior year although the Company is focusing on its marketing strategies in an attempt to increase the Company's sales and marketing concentrations.

The Company had interest expense of approximately $100,000 in the year-to-date periods for both fiscal 2005 and fiscal 2004. During fiscal 2004, the Company had borrowings on its revolving credit facility ranging from $1.5 million to $9.55 million during the six-month period at a weighted average of 4.25%. During fiscal 2005, the Company had borrowings on its revolving credit facility ranging from $0 to $4.25 million during the six-month period at a weighted average of 4.2%. The Company also entered into a $4.0 million term loan during August 2004 at an average rate of 4.7%. The Company expects that it will have adequate resources with its revolving credit facility to finance future working capital needs related to start-up projects and investments in capital equipment.

Earnings from operations before income taxes were $2.1 million or 10.5% of net sales for the second quarter of fiscal 2005 compared to $900,000 or 4.7% of net sales during the second quarter of fiscal 2004. Excluding the recovery of bad debt, earnings from operations before income taxes was $900,000 or 4.6% of net sales during the second quarter of fiscal 2005. Earnings from operations before income taxes were $3.2 million or 8.7% of net sales for the first half of fiscal 2005 compared to $600,000 or 1.6% of net sales for the first half of fiscal 2004. Excluding the recovery of bad debt, earnings from operations before income taxes were $2.0 million or 5.4% of net sales during the first half of fiscal 2005.

Income taxes continue to be accrued at the expected annual rate of 38.5% although quarter-to-quarter fluctuations may occur. This is the same rate that was used during both the quarterly and six-month periods of fiscal 2005 and 2004.

Net earnings for the second quarter of fiscal 2005 were $1.3 million or 6.4% of net sales compared to $600,000 or 2.9% of net sales during fiscal 2004. For the year-to-date period in fiscal 2005, net earnings were $2.0 million or 5.4% of net sales compared to $350,000 or 1.0% of net sales.

Earnings per common share for the second quarter of fiscal 2005 were $0.38 for basic and $0.37 for diluted compared to $0.16 for both basic and diluted common share during fiscal 2004. For the year-to-date period, earnings per common share were $0.59 for basic and $0.58 for diluted compared to $0.10 for both basic and diluted common share during fiscal 2004. The recovery of bad debt after taxes accounts for $0.22 of net earnings per common share basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, as shown on the Condensed Consolidated Statements of Cash Flows, was approximately $3.1 million for the first six months of fiscal 2005 compared to cash used in operating activities of $3.4 million during the first six months of fiscal 2004. In addition to increased earnings, which generated $2.0 million, compared to approximately $350,000 in the prior year, the Company benefited from a $1.2 million recovery of a bad debt that was written off in previous years. Inventory levels in fiscal 2004 increased substantially in large part to a $2.1 million purchase of finished goods from IMP in June 2003 to support the new supply agreement.

There was no equivalent purchase of inventory from IMP during fiscal 2005. As of November 2004, the Company used substantially all of the inventory purchased to fulfill production requirements. Accounts and notes receivable have increased due in part to a note receivable related to the sale of the Company's former Paragon Direct operating division. The note increased receivables at November 27, 2004 by approximately $300,000. There was a substantial increase in accounts receivable from the May 31, 2004 balance, which reflects both the increased sales activity as well as the timing of payments received from several large customers who have favorable payment terms.

The Company used a net of $1.2 million of cash in investing activities during the first six months of fiscal 2005. The Company used approximately $1.7 million to acquire and upgrade existing machinery and equipment during the first six months of fiscal 2005 compared to $1.9 million during the first six months of fiscal 2004. Proceeds from the sales of assets generated approximately $500,000 during fiscal 2005 compared to approximately $250,000 during fiscal 2004. The Company expects that it will invest approximately $4.0 million during the remainder of fiscal 2005 to support new customer relationships excluding any acquisition opportunities that may become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facility and possible leasing opportunities. The Company has approximately $7.3 million in minimum lease payments under existing operating leases as of November 27, 2004; the majority of which are for production related machinery and equipment.

The Company used a net of $59,000 of cash in financing activities in the first six months of fiscal 2005. During the period, the Company entered into a long-term loan agreement for $4.0 million. These funds were used to finance increased working capital needs and investments in capital equipment during the first six months of fiscal 2005. During fiscal 2004, the Company used its revolving credit facility to finance its increased working capital needs to build and purchase inventory under its longer term contracts. The Company also paid back $1.85 million during the first half of fiscal 2005 on its revolving credit facility as of May 31, 2004 and made a quarterly installment payment on its long-term loan agreement of $250,000. The Company has $3.75 million outstanding on its long-term loan agreement as of November 27, 2004. Of this $1.125 million is due during the next twelve months under quarterly principal installment payments and the remaining $2.625 million is due over the remaining two years of the agreement. At May 31, 2004, the Company reported a book overdraft of $1.5 million as the Company had written and distributed checks in excess of the Company's then current cash balance. There was no equivalent transaction at November 27, 2004. The Company has no amounts outstanding on its revolving credit facility. The Company paid dividends to its shareholders of approximately $339,000 during the first six months of fiscal 2005.

The Company declared a quarterly cash dividend of $0.06 per common share outstanding on December 15, 2004. The dividend is payable on January 20, 2005 to shareholders of record on January 13, 2005. Dividends prior to this were declared at $0.05 per common share outstanding. A continuation of dividends at this level in future quarters would require similar resources in future periods.

The Company maintains a credit facility, which it uses to finance increased working capital needs related to new customer relationships. This facility was increased to $16.0 million in August 2004. Of that amount, $4.0 million was in the form of a term loan. The remainder is a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is subject to an unused line fee of .50% to maintain its credit facility. As a part of the amended financing agreement, the Company paid a transaction fee of $120,000; this is being amortized over the life of the loan agreement. As of November 27, 2004, the Company had no amount outstanding on its revolving credit line and $3.75 million outstanding under the term loan. The Company expects that it will continue to use its revolving credit facility for the foreseeable future. The Company expects that it will have adequate resources with its revolving credit facility and other sources of funds to finance future working capital needs related to start-up projects and investments in capital equipment.

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

      - The ability of the Company to obtain new clients and retain existing clients

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

The Company is subject to price increases in many of its raw materials. The first six months of fiscal 2005 has seen many such increases, and this trend is expected to continue in the near future. At least to the extent that these costs cannot be passed along to customers, the Company's failure to recover raw material price increases could have a negative affect on the future profitability of the Company. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials. The raw materials consumed by the Company include paper stocks, inks, and plastic films, all of which are readily available from numerous suppliers.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The supply-chain agreement with IMP, which is now the Company's largest customer, and the Company's only customer with sales in excess of 10% during fiscal 2004 or the first half of fiscal 2005, results in an increased dependence upon sales to IMP. Sales to IMP were 13% of the Company's net sales in the first six months of fiscal 2005, as compared to 12% during the corresponding period in fiscal 2004. Although significant long-term contracts provide more stability to the Company, they can increase the Company's dependence on specific customers. The loss of IMP sales would have a material adverse effect on the Company's sales volume and profitability. Additionally, the loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

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

Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some business in which the Company operates, produce lower profit margins than others. A substantial change in the mix of product sales, could materially affect profit margins. Because the product mix changes from period to period, gross profit margins can vary significantly in those periods, and the profit margin experienced for the current period is not necessarily indicative of future profit margins.

The Company believes that while there may be several competitors for individual services that it offers, few competitors currently offer the single source solution that the Company can provide. However, the Company cannot assure the levels of its sales under its longer-term contracts, including the IMP contract. Many factors including contract disputes, performance problems, customer financial difficulties or changes in business strategies, changes in demand for the customer's products and or future negotiated change to the agreements could cause actual results to differ.

The September 11, 2001 terrorist attacks, the U.S. and international response, the fear of additional attacks, the war with Iraq and its aftermath, and other factors have substantially affected the United States economy as a whole. Some of these matters, such as the anthrax mailings, have specifically affected the industry in which the Company operates because of their effect on promotional mailings. These events could adversely affect business and operating results in ways that presently cannot be predicted. Technologies such as the Internet will continue to affect the demand for printing services in general, and the continuing increases in postal rates and legislation changes such as the national "do not call" list and "can spam" limitations will likely impact the direct mail business in varying ways.

Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and / or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability and liquidity and the Company's reserves for these items may not be sufficient. Although recent periods have seen growth in the United States economy, the Company remains susceptible to declines in economic conditions. Declining general economic conditions increase the risk for the Company, as many of its clients could negatively be impacted by a depressed economy. As sales to contractual customers such as IMP become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. Additionally, several customers with contractual arrangements have extended payment terms although payments have generally been received according to the terms of the contract.

The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company depends upon the functioning of such machinery and its ability to acquire and maintain appropriate equipment. In addition, the Company has acquired specialized machinery related to the IMP arrangement and other specific customer relationships, and may need in the future to acquire specific machinery in order to perform tasks for other customers or types of projects. In certain cases, the cost of this machinery is factored into costs or prices charged to related customers; however, the costs may not be fully recovered, such as in the event sales to customers do not reach anticipated levels, or who fail to fulfill their contractual obligations. Among other factors, the Company may be affected by equipment malfunctions, the inability to configure machinery on a timely basis, training and operational needs related to the equipment, which may delay its utilization, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state of the art equipment.

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

The Company has disclosed information pertaining to these events in its fiscal 2004 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ending November 27, 2004. The Company had no commercial commitments to report as of the latest balance sheet date.

Contractual                                            Less than       1 - 3          4 - 5         After 5
Obligations                               Total          1 year        years          years          years
-----------                            ----------     ----------     ----------     ----------     ----------
(Dollars in thousands)
Long-term debt                         $    3,750     $    1,125     $    2,625     $        0     $        0
Capital lease obligation                        0              0              0              0              0
Operating leases                            7,261          2,000          5,103            158              0
Unconditional purchase obligations              0              0              0              0              0
Other long-term obligations                     0              0              0              0              0
                                       ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations     $   11,011     $    3,125     $    7,728     $      158     $        0
                                       ==========     ==========     ==========     ==========     ==========

In addition, at November 27, 2004, the Company had no amounts outstanding against the revolving credit line included in its bank credit agreement.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At November 27, 2004, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

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

      REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company's price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. The Company also offers certain of its customers the right to return products that do no meet the standards agreed upon. The Company continuously monitors and tracks such product returns, and while such returns have historically been minimal, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. In determining sales returns and allowances, the Company looks at historical returns of product as a percentage of net sales and accrues against current sales an estimated allowance for sales returns. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results. Certain contractual arrangements provide for an adjustment of sales price when defined conditions are realized. For example, if specialized equipment is kept running at specified levels, a performance bonus is allowed that increases sales price. Additionally, sales price is reduced when client sales levels achieve certain volumes. The Company also has contractual arrangements whereby identified fixed costs, overhead and profit are guaranteed regardless of minimum sales volume. Such guaranteed amounts are earned and payable by the customers. The Company recognizes such adjustments to the sales price when contractual conditions are met. Such adjustments to revenue are identified in specific contractual terms and are, therefore, considered to be guaranteed.

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

      INVENTORY

The Company continues to use the same techniques to value inventory as have been used in the past. The Company values certain of its inventory at the lower of cost or market. For raw materials and work-in-process, cost is determined using the first-in, first-out method. Finished goods are valued based upon average selling prices and gross margins applicable to the related customer and product. Valuing inventories at either method requires the use of estimates and judgment. As discussed under "Further Disclosures Concerning Liquidity and Capital Resources, Including `Off-Balance Sheet' Arrangements," customers may cancel their order, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of inventory. Any actions taken by the Company's customers that could impact the value of inventory are considered when determining inventory valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly.

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

The Company is exposed to changing interest rates, principally under its revolving credit facility and long-term loan. Currently, the Company does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates.

At November 27, 2004, the Company had no amounts outstanding on its revolving credit facility.

The Company had the following amount outstanding on its long-term loan:

Description                                             Amount                  Maturity
-----------                                             ------                  --------
Long-term loan                                       $  3,750,000                 2007

The interest rate on this loan is variable and at November 27, 2004 was at a weighted average interest rate of 4.7%. Assuming the entire amount is outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by approximately $38,000.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At the Company's annual meeting of shareholders on October 20, 2004, the two continuing directors who were management's nominees for re-election were elected to the Board of Directors. These directors were re-elected for terms ending in 2007 with the following votes:

                                                 Authority for
Director's Name              Votes For          Voting Withheld
Joseph J. Baksha             3,043,970               61,785

James L. Dillon              3,078,193               27,562

      Harold J. Bergman, Jane M. Boulware, Jeffry H. Collier, Richard C. Fischer and A. John Wiley, Jr. continue as directors with terms expiring in either 2005 or 2006.

ITEM 6. EXHIBITS

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

                                         OUTLOOK GROUP CORP.
                                         -------------------
                                             (Registrant)

Dated: January 11, 2005

                                         /s/ Richard C. Fischer
                                         ---------------------------------------
                                         Richard C. Fischer, Chairman and
                                         Chief Executive Officer

                                         /s/ Paul M. Drewek
                                         ---------------------------------------
                                         Paul M. Drewek, Chief Financial Officer