Form 10-Q
period 2005-02-26
OUTLOOK GROUP CORP
filed 2005-04-08
CIK 867490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 26, 2005

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

3,385,477 shares of common stock, $.01 par value, were outstanding at March 31, 2005.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                      Page

                                                                                                      Number
                                                                                                      ------
PART I. FINANCIAL INFORMATION:

Item 1.      Financial Statements                                                                        3

                   Condensed Consolidated Balance Sheets
                      As of February 26, 2005 and May 31, 2004                                           4

                   Condensed Consolidated Statements of Operations
                      For the three-month and nine-month periods
                      ended February 26, 2005 and February 28, 2004                                      5

                   Condensed Consolidated Statements of Cash Flows
                      For the nine-month periods ended February 26, 2005
                      and February 28, 2004                                                              6

                   Notes to Condensed Consolidated Financial
                      Statements                                                                         7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                      11

Item 3.      Quantitative and Qualitative Disclosure About Market Risk                                  20

Item 4.      Controls and Procedures                                                                    20

PART II. OTHER INFORMATION

Item 6.      Exhibits                                                                                   21

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at February 26, 2005, the results of operations for the three-month and nine-month periods ended February 26, 2005 and February 28, 2004, and cash flows for the nine-month periods ended February 26, 2005 and February 28, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  February 26,            May 31,
 ASSETS                                                                               2005                 2004
-----------------------------------------------------                             -----------           ----------
Current Assets

Cash and cash equivalents                                                          $       57           $        2
Accounts receivable, less allowance for
  doubtful accounts of $686 and $730, respectively                                      8,932                8,283

Notes receivable-current portion, less allowance for
  doubtful accounts of $81 and $105, respectively                                         312                  178
Inventories                                                                            11,034               10,394
Deferred income taxes                                                                     723                  723
Income taxes refundable                                                                    --                  438
Other                                                                                     917                  858
                                                                                   ----------           ----------
Total current assets                                                                   21,975               20,876

Notes receivable long-term, less allowance for
  doubtful accounts of $0 and $16, respectively                                           263                   59
Property, plant, and equipment
   Land                                                                                   309                  309
   Building and improvements                                                           10,643               10,040
   Machinery and equipment                                                             43,265               40,821
                                                                                   ----------           ----------
   Total property, plant, and equipment                                                54,217               51,170

      Less:  accumulated depreciation                                                 (32,300)             (31,178)
                                                                                   ----------           ----------
                                                                                       21,917               19,992
Other assets                                                                              123                  384
Assets held for sale                                                                      812                  812
Goodwill                                                                                  801                  801
                                                                                   ----------           ----------
Total assets                                                                       $   45,891           $   42,924
                                                                                   ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Current maturities of long-term debt                                               $    1,250           $       --
Bank revolver loan                                                                         --                1,850
Accounts payable                                                                        2,773                2,308
Checks issued in excess of balance in bank                                                 --                1,500
Accrued liabilities:
   Salaries and wages                                                                   1,767                1,870
   Income taxes                                                                           257                   --
   Other                                                                                  816                  795
                                                                                   ----------           ----------
Total current liabilities                                                               6,863                8,323
Long-term debt, less current maturities                                                 2,250                   --
Deferred income taxes                                                                   3,943                3,943

Commitments and contingencies

Shareholders' Equity
  Cumulative preferred stock                                                               --                   --
   Common stock $.01 par values - 15,000,000 shares
     authorized; 5,242,382 shares issued and 3,385,477
     outstanding                                                                           52                   52
   Additional paid-in capital                                                          19,244               19,244
   Retained earnings                                                                   25,999               23,822
   Treasury stock (1,856,905 shares)                                                  (12,186)             (12,186)
   Officers' loans                                                                       (274)                (274)
                                                                                   ----------           ----------
Total shareholders' equity                                                             32,835               30,658
                                                                                   ----------           ----------
Total liabilities and shareholders' equity                                         $   45,891           $   42,924
                                                                                   ==========           ==========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 Three-Month Period Ended               Nine-Month Period Ended
                                                              ------------------------------        ------------------------------
                                                              February 26,      February 28,        February 26,      February 28,
                                                                  2005              2004                2005              2004
                                                              ------------      ------------        ------------      ------------
Net sales                                                     $    17,147        $    17,236        $    54,092        $    53,639

Cost of goods sold                                                 13,436             14,160             42,935             44,157
                                                              -----------        -----------        -----------        -----------

   Gross profit                                                     3,711              3,076             11,157              9,482

Recovery of bad debt                                                   --                 --             (1,214)                --

Selling, general, and
  administrative expenses                                           2,772              2,712              8,121              8,486
                                                              -----------        -----------        -----------        -----------

    Operating profit                                                  939                364              4,250                996

Other income (expense):
   Interest expense                                                   (46)               (85)              (152)              (221)
   Interest and other income                                           34                 46                 50                116
                                                              -----------        -----------        -----------        -----------
Earnings from operations
  before income taxes                                                 927                325              4,148                891

Income tax expense                                                    357                118              1,597                336
                                                              -----------        -----------        -----------        -----------
Net earnings                                                  $       570        $       207        $     2,551        $       555
                                                              ===========        ===========        ===========        ===========
Earnings per common share:

Basic                                                         $      0.17        $      0.06        $      0.75        $      0.16
Diluted                                                              0.17        $      0.06        $      0.74        $      0.16

Dividends per common share
  paid during period:                                         $      0.06        $      0.05               0.16        $      0.15

Weighted average number of shares outstanding:

Basic                                                           3,385,477          3,371,983          3,385,477          3,366,722
Diluted                                                         3,441,778          3,400,424          3,430,507          3,398,575


The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Nine-Month Period Ended
                                                                                --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           February 26, 2005    February 28, 2004
                                                                                -----------------    -----------------
Net earnings                                                                       $    2,551           $      555

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

  Depreciation and amortization                                                         2,489                2,542
  Provision for (recovery of) doubtful accounts                                        (1,076)                 162
  Gain on sale of assets                                                                 (321)                 (32)

Change in assets and liabilities, net of effect
  of disposal of business:
    Accounts and notes receivable                                                         451               (4,643)
    Inventories                                                                          (656)              (3,424)
    Other assets                                                                          (70)                (261)
    Accounts payable                                                                      465                1,375
    Accrued liabilities                                                                    86                 (346)
    Income taxes                                                                          695                  516
                                                                                   ----------           ----------
Net cash provide by (used in) operating activities                                      4,614               (3,556)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of business                                                             38                   --
Proceeds from sale of assets                                                              531                  264
Acquisition of property, plant, and equipment                                          (4,616)              (2,534)
                                                                                   ----------           ----------
Net cash used in investing activities                                                  (4,047)              (2,270)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in revolving credit arrangement borrowings                     (1,850)               5,605
Repayment of long-term debt                                                              (500)                  --
Proceeds from long-term debt                                                            4,000                   --
Checks issued in excess of balance in bank                                             (1,500)                 675
Debt issuance cost                                                                       (120)                  --
Exercise of stock options                                                                  --                   50
Dividends paid to shareholders                                                           (542)                (504)
                                                                                   ----------           ----------
Net cash provided by (used in) financing activities                                      (512)               5,826
Net change in cash and cash equivalents                                                    55                   --

Cash and cash equivalents at beginning of period                                            2                    2
                                                                                   ----------           ----------
Cash and cash equivalents at end of period                                         $       57           $        2
                                                                                   ==========           ==========

Supplemental Cash Flow Information

Cash paid during the year:
                                                                                       Nine-Month Period Ended
                                                                                --------------------------------------
                                                                                February 26, 2005    February 28, 2004
                                                                                -----------------    -----------------
                                                                                            (in thousands)
Interest                                                                           $      152           $      228
Income taxes                                                                              902                 (180)

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Net Earnings Per Common Share:

         Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period. All options were dilutive for the three and nine month periods ended February 26, 2005 and February 28, 2004.

         The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                                                 Three-Month Period Ended              Nine-Month Period Ended
                                                               -----------------------------         -----------------------------
                                                               February 26,     February 28,         February 26,     February 28,
                                                                  2005               2004               2005               2004
                                                               ------------     ------------         ------------     ------------
Weighted average shares outstanding -
  Basic                                                         3,385,477          3,371,983          3,385,477          3,366,722
Effect of dilutive securities - Stock
  options                                                          56,301             28,441             45,030             31,853
                                                               ----------         ----------         ----------         ----------
Weighted average shares outstanding -
  Diluted                                                       3,441,778          3,400,424          3,430,507          3,398,575
                                                               ==========         ==========         ==========         ==========

2.       Inventories:

         Inventories consist of the following (in thousands):

                                                        February 26, 2005              May 31, 2004
                                                        -----------------              ------------
Raw materials                                               $  4,111                     $  3,996
Work in process                                                1,032                        1,065
Finished goods                                                 5,891                        5,333
                                                            --------                     --------
                                                            $ 11,034                     $ 10,394
                                                            ========                     ========

3.       Income Taxes

         The effective income tax rate used to calculate the income tax expense for the quarters ended February 26, 2005 and February 28, 2004 is based on the anticipated income tax rate for the entire fiscal year.

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

5.       Concentration of Risk:

         A substantial portion of the Company's net sales and accounts receivable are represented by the International Masters Publishing Inc.
         (IMP) contract. The sales related to this contract are within the Graphics segment. During the third quarter of fiscal 2005, the IMP contract accounted for approximately 21% of net sales and for the year-to-date period accounted for approximately 18% of net sales. During the third quarter of fiscal 2004, the IMP contract accounted for approximately 19% of net sales and for the year-to-date period accounted for approximately 17% of net sales. As of February 26, 2005, IMP represented approximately 23% of the Company's accounts receivable balance. As sales to contractual customers such as IMP become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. The loss of IMP or one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

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

         As a result of non-payment, and delays and substantial uncertainties in collecting any amounts due by the former customer, Outlook Group began to establish substantial reserves against the amounts due from this customer beginning in fiscal 1998, and had fully reserved for this by fiscal 2003. The amount received was taken into pre-tax income in the second quarter of fiscal 2005, ended November 27, 2004.

7.       Accounting Periods:

         The Company has adopted 13-week quarters; however, fiscal year-end remains May 31.

8.       Segment Reporting:

         The Company has two reportable segments, Graphics and Web. Each are strategic operations that offer different products and services. The Graphics operation produces custom printed products on a wide range of media including newsprint, coated paper, and heavy board, including paperboard packaging. It also provides finishing services, promotional contract packaging, direct mailing and distribution services. The Web operation manufactures items such as custom coupons, pressure sensitive specialty labels, printed vinyl cards, continuous forms, cartons, sweepstakes and specialty game pieces, and printed film for meat, coffee, snack food and non-food industries. The Web operation has flexographic, rotary letterpress, laminating and slitting capabilities.

         The Company evaluates the performance of its reportable segments based on the net earnings (loss) of the respective operations. Summarized financial information at, and for the three-month and nine-month periods ended February 26, 2005 and February 28, 2004 are as follows:

         INCOME STATEMENT DATA:

                                                  Three-Month Period Ended        Three-Month Period Ended
                                                     February 26, 2005                February 28, 2004
                                                       (in thousands)                  (in thousands)
                                                ---------------------------      ---------------------------
                                                Net Sales      Net Earnings      Net Sales      Net Earnings
                                                ---------      ------------      ---------      ------------
Graphics                                        $  9,239          $ 183          $  9,904          $   5
Web                                                7,908            387             7,332            202
                                                --------          -----          --------          -----
     Total                                      $ 17,147          $ 570          $ 17,236          $ 207
                                                ========          =====          ========          =====

                                                  Nine-Month Period Ended              Nine-Month Period Ended
                                                     February 26, 2005                    February 28, 2004
                                                       (in thousands)                      (in thousands)
                                                ---------------------------      ------------------------------------
                                                Net Sales      Net Earnings      Net Sales      Net Earnings / (Loss)
                                                ---------      ------------      ---------      ---------------------
Graphics                                        $ 31,739          $ 1,994          $ 32,196            $  (182)
Web                                               22,353              557            21,443                737
                                                --------          -------          --------            -------
     Total                                      $ 54,092          $ 2,551          $ 53,639            $   555
                                                ========          =======          ========            =======


BALANCE SHEET DATA:

                                                      February 26, 2005                May 31, 2004
                                                      -----------------                ------------
                                                        (in thousands)                 (in thousands)
          Total Assets
          Graphics                                        $ 28,977                        $ 27,783
          Web                                               16,914                          15,141
                                                          --------                        -------
               Total                                      $ 45,891                        $ 42,924
                                                          ========                        ========

9.       Related Party Transactions:

         As previously reported, the Company has agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At February 26, 2005, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

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

11.      Sale of Paragon Direct:

         On July 7, 2004, the Company sold certain assets of its Paragon Direct division ("Paragon Direct") to A.B. Data, Ltd. for approximately $408,000 in cash, notes and assumed liabilities. The note, which has a stated value of $350,000, is due in four equal annual installments of $87,500 each and bears interest at

         5.0% per annum. Of the remaining $58,000 sales price, $38,000 was received in cash and the remaining balance was in assumed liabilities. No gain or loss was recognized as a result of the sale as the purchase price equaled the net book value of the assets sold. Outlook Group retained account receivables, the facility lease, and certain customer agreements and software licenses. Paragon Direct was included as part of the Company's Graphics business segment.

         While A.B. Data acquired certain customer relationships which were with Paragon Direct, Outlook Group retained relationships with other customers who use multiple Outlook Group services and can continue to make these types of services available to other customers directly or through ongoing arrangements with A.B. Data or other providers. As a result, the sale of these relationships is not reflected as a discontinued operation.

         Outlook Group and A.B. Data have also entered into agreements under which they may sell each others' services for specified commissions, and Outlook Group will make limited payments of up to $85,000 per year for four years to A.B. Data if Paragon Direct continuing sales are below specified amounts for the next four fiscal years. Such payments would be expensed in the relevant periods. No payments under this agreement are currently expected. A.B. Data has also committed to making Paragon Direct services available to Outlook Group to support Outlook Group customers.

12.      Recently Issued Accounting Pronouncements:

         During December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees." SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

         In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated "that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151, requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

13.      Subsequent Events:

         The Company declared a quarterly cash dividend of $0.06 per common share outstanding on March 16, 2005. The dividend is payable on April 21, 2005 to shareholders of record on April 14, 2005. Based on the current number of shares outstanding, the payment will be approximately $203,000.

14.      Reclassifications:

         Certain reclassifications have been made to the financial statements of the prior period to conform to the February 26, 2005 presentation.

Item 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first nine months of fiscal 2005 and 2004, and its financial condition at February 26, 2005. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for fiscal 2005 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Risks and Other Cautionary Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

Summary

The Company's net sales remained relatively flat for the third quarter of fiscal 2005 but for the year-to-date period continue to be slightly ahead of last year. The absence of fiscal 2005 sales from the Company's former Paragon Direct business unit, which was sold during June 2004, continue to affect the year-to-year comparisons. Gross margins for both the quarter and year-to-date have remained ahead of the prior year as a result of product mix. The Company continues to see strong direct marketing activity and has completed several particularly profitable flexible packaging projects during the third quarter. The Company also recorded an insurance recovery of $175,000, in the third quarter of fiscal 2005, from a business interruption claim related to a fire at its Web facility during the latter part of the fourth quarter of fiscal 2004. The related fire costs had been expensed during the first half of fiscal 2005. Selling, general and administrative expenses were about the same as the prior year's third quarter. However, reduced investments in training and professional services compared to the prior year along with a significant bad debt recovery from a former customer increased operating and net income for the nine-month period.

Results of Operations

The Company's net sales performance for the third quarter and year-to-date period of fiscal 2005 is summarized in the following chart:

                       Quarter 3          % of         Quarter 3          % of          Quarter 3        Quarter 3
Net Sales             Fiscal 2005      Net Sales      Fiscal 2004      Net Sales        $ Change         % Change
                      -----------      ---------      -----------      ---------        ---------        ---------
Graphics                 $9,239            54%           $9,904            57%            $(665)           -6.7%
Web                       7,908            46%            7,332            43%              576             7.9%
                        -------           ---           -------           ---             -----
     Total              $17,147           100%          $17,236           100%            $ (89)           -0.5%
                        =======           ====          =======           ====            =====

                      Year-to-date        % of       Year-to-date         % of        Year-to-date     Year-to-date
Net Sales             Fiscal 2005      Net Sales      Fiscal 2004      Net Sales        $ Change         % Change
                      ------------     ---------     ------------      ---------      ------------     ------------
Graphics                $31,739            59%          $32,196            60%            $(457)           -1.4%
Web                      22,353            41%           21,443            40%              910             4.2%
                        -------           ---           -------           ---             -----
     Total              $54,092           100%          $53,639           100%            $ 453             0.8%
                        =======           ====          =======           ====            =====

The Company's Graphics segment accounting for approximately 54% of fiscal 2005 third quarter sales, reported net sales of $9.2 million, down approximately $665,000 or 6.7% from the third quarter of last year. Under the Company's contractual services agreement, net sales to IMP were approximately $3.5 million during the third quarter of fiscal 2005 and approximately $3.2 million during the third quarter of fiscal 2004. Due to the Company's sale of its Paragon Direct business unit in June 2004, the Company didn't have comparable sales in 2005. The effect on the Company's third quarter net sales is shown in the table below.

                                     Quarter 3                  Quarter 3
                                       2005                       2004                     $ Change
                                     ---------                  ---------                  --------
Paragon Direct                          $0                       $335,000                 $(335,000)

For the year-to-date period, the Company's Graphics segment, accounting for approximately 59% of fiscal 2005 net sales, reported net sales of $31.7 million, down approximately $457,000 or 1.4% from the comparable prior year-to-date period. Under the Company's contractual services agreement, net sales to International Masters Publishing Inc. (IMP) were approximately $10.0 million during the year-to-date period of fiscal 2005 and approximately $9.2 million during the year-to-date period of fiscal 2004. Due to the Company's sale of its Paragon business unit in June 2004, the Company did not have comparable sales in 2005. The effect on the Company's year-to-date net sales is shown in the table below.

                                   Year-to-date               Year-to-date
                                       2005                       2004                     $ Change
                                   ------------               ------------                 --------
Paragon Direct                        $40,000                   $900,000                  $(860,000)

The Company's Web segment, accounting for approximately 46% of fiscal 2005 third quarter net sales, reported net sales of $7.9 million, an increase of approximately $576,000 or 7.9% from the third quarter of last year. For the year-to-date period, the Company's Web segment accounting for approximately 41% of fiscal 2005 year-to-date net sales, reported net sales of $22.3 million, an increase of approximately $910,000 or 4.2% from the comparable prior year-to-date period. The net sales increase for both the third quarter and year-to-date period for this segment are due to the addition of several new customers in the flexible packaging industry as well as growth from existing customers in both the label and flexible packaging industry.

The Company's gross profit margin for the third quarter of fiscal 2005 was $3.7 million or 21.6% of net sales compared to $3.1 million or 17.8% of net sales during the third quarter of fiscal 2004. For the year-to-date period, the gross profit margin was $11.15 million or 20.6% during fiscal 2005 compared to $9.5 million or 17.7% of net sales during the prior year-to-date period. The impact on the Company's gross margin as a result of the Company's sale of its Paragon business unit in June 2004 is shown in the table below.

                    Quarter 3    Quarter 3                 Year-to-date  Year-to-date
                      2005         2004        $ Change       2005           2004         $ Change
                    ---------    ---------     --------    ------------  ------------     --------
Paragon Direct         $0         $26,000      ($26,000)    ($39,000)      $47,000        $(86,000)

Both the third quarter and year-to-date gross margins increased in fiscal 2005 as compared to fiscal 2004, primarily as a result of a more profitable project mix as well as the $175,000 recovery of a business interruption claim related to a fire at the Company's Web facility during April 2004. During fiscal 2005, the Company also recognized gains on the sale of equipment of approximately $300,000. During fiscal 2004, the Company did not have comparable gains on the sale of equipment. The gross margins reflect increases in costs of material, which the Company has had varying success in passing along to customers. The Company expects that effects of these price increases, and potential future price increases, will continue to negatively impact margins.

In the Company's Graphics segment, gross profit margins remain ahead of last year's margins. The Company's Graphics segment has been helped by production improvements in its mailing, finishing, and packaging operations and has invested in capital equipment to allow the Company to better utilize its employee resources. The Graphics segment has also had a more favorable product mix as it completed several large jobs, which produced a more favorable gross profit margin. The Company's Graphics segment has been able to pass on to its customers many of its raw material price increases, freight increases and fuel surcharges, rather than absorb these additional expenses. The Company's inability to pass along future price increases could negatively impact gross margins in the fourth quarter of fiscal 2005 and beyond. The Company's Graphics segment sold equipment it no longer utilizes, resulting in a gain of approximately $200,000 during fiscal 2005. The Graphics segment did not have any equipment sales during the third quarter of fiscal 2005. Improvement in gross margins of the Graphics segment were partially offset by arrangements involving price reductions of approximately $250,000 which management expects to recover in later periods through cost savings initiatives. Additionally, the Company incurred start-up costs for a new supply chain management customer in advance of the expected receipt of related revenues.

The Web segment continues to see declines in its gross profit margins. Competitive pressures in both the label and flexible packaging industries continue to squeeze margins. Several raw material price increases affected both the label and flexible packaging industries. This coupled with the inability to pass these costs along in certain of the Company's longer-term contracts have eroded margins. The Company's inability to pass along price increases could continue to negatively impact gross margins in the fourth quarter of fiscal 2005 and beyond. The fire damage sustained on one of the Company's Web presses during the fourth quarter of fiscal 2004 caused the Company to incur additional costs, which were expensed during the first half of fiscal 2005. Costs of approximately $175,000 were recovered during the third quarter of fiscal 2005 through a settlement with the Company's insurance carrier. The Company's Web segment sold equipment it no longer utilizes resulting in a gain of approximately $125,000 during fiscal 2005.

During the second quarter of fiscal 2005, the Company received a $1.2 million payment on a judgment in favor of Outlook Group relating to a former customer, which owed Outlook Group approximately $900,000 plus interest and costs of collection. To resolve and settle the matter, Outlook Group accepted the payment as full satisfaction of its judgment. As a result of non-payment and delays and substantial uncertainties in collecting any amounts due, Outlook Group began to establish a substantial reserve against the customer beginning in fiscal 1998 and had fully reserved for this by fiscal 2003. The full amount received has been recorded as recovery of bad debt during the second quarter of fiscal 2005.

Selling, general and administrative expenses were $2.8 million or 16.2% of net sales during the third quarter of fiscal 2005 compared to $2.7 million or 15.7% of net sales during the third quarter of fiscal 2004. For the year-to-date period selling, general and administrative expenses were $8.1 million or 15.0% of net sales compared to $8.5 million or 15.8% of net sales during the comparable prior year-to-date period.

Year-to-date general and administrative expenses were lower during fiscal 2005 partially due to investments in training initiatives that occurred during fiscal 2004. This resulted in additional consulting fees and professional services during fiscal 2004 that were not incurred during fiscal 2005. In addition, the Company incurred approximately $600,000 of selling, general and administrative expenses with its former Paragon Direct operations during fiscal 2004 that it did not incur during fiscal 2005 due to the sale this business unit in June 2004. Selling expenses have remained about the same as the prior year although the Company is focusing on its marketing strategies in an attempt to increase the Company's sales and marketing concentrations.

The Company had interest expense of approximately $150,000 during fiscal 2005 and approximately $221,000 during fiscal 2004. During fiscal 2004, the Company had borrowings on its revolving credit facility ranging from $1.5 million to $9.55 million during the nine-month period at a weighted average of 4.25%. During fiscal 2005, the Company had borrowings on its revolving credit facility ranging from $0 to $4.25 million at a weighted average of 4.2%. The Company entered into a $4.0 million term loan during August 2004 at an average rate of 4.9% and has not had to use its revolving credit facility since obtaining the term loan financing. The Company expects that it will have adequate resources with its revolving credit facility to finance future working capital needs related to start-up projects and investments in capital equipment.

Earnings from operations before income taxes were approximately $0.9 million or 5.4% of net sales for the third quarter of fiscal 2005 compared to approximately $0.3 million or 1.9% of net sales during the third quarter of fiscal 2004. Earnings from operations before income taxes were $4.15 million or 7.7% of net sales for the first nine months of fiscal 2005 compared to $0.9 million or 1.7% of net sales for the first nine months of fiscal 2004.

Income taxes continue to be accrued at the expected annual rate of 38.5% although quarter-to-quarter fluctuations may occur. This is the same rate that was used during both the quarterly and nine-month periods of fiscal 2005 and 2004.

Net earnings for the third quarter of fiscal 2005 were $570,000 or 3.3% of net sales compared to approximately $207,000 or 1.2% of net sales during the third quarter of fiscal 2004. For the year-to-date period in fiscal 2005, net earnings were $2.6 million or 4.7% of net sales compared to approximately $555,000 or 1.0% of net sales.

Earnings per common share for the third quarter of fiscal 2005 were $0.17 for basic and diluted compared to $0.06 per common share for the third quarter of fiscal 2004 for both basic and diluted. For the year-to-date period, earnings per common share were $0.75 for basic and $0.74 for diluted compared to $0.16 per common share for both basic and diluted during fiscal 2004. The recovery of bad debt after taxes accounts for $0.22 of net earnings per common share for both basic and diluted in fiscal 2005.

Liquidity and Capital Resources

Cash provided by operating activities, as shown on the Condensed Consolidated Statements of Cash Flows, was approximately $4.6 million for the first nine months of fiscal 2005 compared to cash used in operating activities of $3.5 million during the first nine months of fiscal 2004. In addition to increased earnings in fiscal 2005, which generated $2.5 million, compared to approximately $555,000 in the prior year, the Company benefited from a $1.2 million recovery of a bad debt that was written off in previous years. Inventory levels in fiscal 2004 increased substantially in large part to a $2.1 million purchase of finished goods from IMP in June 2003 to support the new supply agreement. There was no equivalent inventory purchase in fiscal 2005. As of February 2005, the Company used substantially the entire inventory purchased to fulfill production requirements. Inventory levels at February 26, 2005 were slightly higher than at May 31, 2004 as the Company purchased raw materials in advance of fourth quarter production. In addition, finished goods at the Web facility increased as several customers increased inventory demands as they begin to ship in advance of their busy seasons. Accounts and notes receivable have increased due in part to a note receivable related to the sale of the Company's former Paragon Direct operating division. The note receivable from this sale increased receivables at February 26, 2005 by approximately $350,000.

The Company used a net of $4.0 million of cash in investing activities during the first nine months of fiscal 2005. During the first nine months of fiscal 2005, the Company used approximately $4.6 million to acquire and upgrade existing machinery and equipment. The Company invested approximately $2.5 million in acquiring and upgrading machinery and equipment during the first nine months of fiscal 2004. Proceeds from the sales of assets generated approximately $531,000 during fiscal 2005 compared to approximately $264,000 during fiscal 2004. The Company expects that it will invest an additional $2.0 million during the remainder of fiscal 2005 to support new customer relationships, excluding any acquisition opportunities that may become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facility and possible leasing opportunities. The Company has approximately $6.8 million in minimum lease payments under existing operating leases as of February 26, 2005; the majority of which are for production related machinery and equipment. The Company expects its annual minimum lease payments to be approximately $2.0 million during the next twelve months.

The Company used a net of approximately $512,000 of cash in financing activities in the first nine months of fiscal 2005. During fiscal 2005, the Company entered into a long-term loan agreement for $4.0 million. These funds were used to finance increased working capital needs and investments in capital equipment during the first nine months of fiscal 2005. During fiscal 2004, the Company used its revolving credit facility to finance its increased working capital needs to build and purchase inventory under its longer term contracts. The Company also paid back $1.85 million during the first half of fiscal 2005 which was on its revolving credit facility as of May 31, 2004 and made quarterly installment payments on its long-term loan agreement totaling $500,000. The Company has $3.5 million outstanding on its long-term loan agreement as of February 26, 2005. Under its long-term loan agreement, $1.25 million is due during the next twelve months in quarterly principal installment payments and the remaining $2.25 million is due in quarterly principal installment payments over the remaining two years of the agreement. At May 31, 2004, the Company reported a book overdraft of $1.5 million as the Company had written and distributed checks in excess of the Company's then current cash balance. There was no equivalent transaction at February 26, 2005. The Company currently has no amounts outstanding on its revolving credit facility and has not utilized its revolving credit facility since entering into the long-term loan agreement in August 2004. The Company paid quarterly dividends to its shareholders totaling approximately $542,000 during the first nine months of fiscal 2005.

The Company declared a quarterly cash dividend of $0.06 per common share outstanding on March 16, 2005. The dividend is payable on April 21, 2005 to shareholders of record on April 14, 2005. Based on the outstanding shares, the payment is expected to be approximately $203,000.

The Company maintains a credit facility, which it uses to finance increased working capital needs related to new customer relationships. This facility was increased to $16.0 million in August 2004. Of that amount, $4.0 million was in the form of a term loan. The remainder is a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the interest based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is subject to an unused line fee of .50% to maintain its credit facility. As a part of the amended financing agreement, the Company paid a transaction fee of $120,000; this is being amortized over the life of the loan agreement. As of February 26, 2005, the Company had no amount outstanding on its revolving credit line and $3.5 million outstanding under the term loan and was in compliance with all of its loan covenants. The Company expects that it will continue to use its revolving credit facility for the foreseeable future. The Company expects that it will have adequate resources with its revolving credit facility and other sources of funds to finance future working capital needs related to start-up projects and investments in capital equipment.

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

The Company continues to pursue the sale of its Troy, Ohio facility. This property is vacant and is not currently being sub-leased. The land and building associated with this vacant facility are included in the Company's balance sheet as assets held for sale. The Company cannot assure that it will be able to sell or lease this property in a timely manner, or that it will receive and accept an offer that is profitable to the Company.

The Company's primary source of liquidity has been cash flows. The Company's future cash flows are dependent upon and affected by many factors, including but not limited to the following:

         _ The ability of the Company to obtain new clients and retain existing clients

         _ The ability of the Company to recover increases in raw materials prices

         _ The number and size of the projects completed for these customers

         - The effects of any loss of business of one or more primary customers

         -        Cancellations or delays of customer orders

         -        Changes in sales mix

         _        Changes in general economic conditions and world events

         _ Management's effectiveness in managing the manufacturing process

         _ The ability to collect in full and in a timely manner, amounts due the Company

         _        Continued availability of bank financing

       Additionally, liquidity will be affected by cash needs including:

         _ The ability to acquire and maintain appropriate machinery and equipment

         _ Start-up costs for significant new client relationships, including working capital needs

         _        The ability to hire, train and retain a suitable work force

         -        Acquisitions or divestiture activities

         _        Capital asset additions or disposals

         _        Environmental compliance matters

The Company expects that it will have adequate resources with its revolving credit facility and other sources of funds to finance future working capital needs for the next twelve months.

Risk and Other Cautionary Factors

In addition to the matters discussed earlier in this Management's Discussion and Analysis, the Company is subject to many factors, which can affect its operations, results and financial condition. In addition to the factors that are discussed above, some other factors that could negatively affect the Company's results and financial condition are set forth below.

The Company is dependent upon its ability to retain its existing client base, and obtain new customers. The failure to properly identify and address the evolving needs of targeted customers and markets, will limit the Company's ability to capture and develop new business opportunities. The Company believes that while there may be several competitors for individual services that it offers, few competitors currently offer the single source solution that the Company can provide. In addition, the Company's ability to differentiate its products and services from that of its competitors, successfully market these initiatives, and subsequently manufacture them at a competitive cost will enhance the Company's position in the marketplace and allow for continued growth and expansion. The Company's failure to do this could significantly affect the future growth and profitability of the Company.

The Company, like many others, is subject to price increases in its raw materials. During the first nine months of fiscal 2005 there have been many such increases, and this trend is expected to continue in the near future. At least to the extent that these costs cannot be passed along to customers, the Company's failure to recover these price increases could have a negative affect on the future profitability of the Company. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials. The raw materials consumed by the Company include paper stocks, inks, and plastic films, all of which are readily available from numerous suppliers.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The supply-chain agreement with IMP, which is now the Company's largest customer, and the Company's only customer with sales in excess of 10% during fiscal 2004 or the first nine months of fiscal 2005, results in an increased dependence upon sales to IMP. Sales to IMP were 18% of the Company's net sales in the first nine months of fiscal 2005, as compared to 17% during the corresponding period in fiscal 2004. Although significant long-term contracts provide more stability to the Company, they can increase the Company's dependence on specific customers. The loss of IMP sales would have a material adverse effect on the Company's sales volume and profitability, whether such a change would result from a change in the relationship between the Company and the customer, or from business difficulties or changes in the customer's business model or operations. Additionally, the loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

Many clients purchase the Company's services under cancelable purchase orders rather than long-term contracts. While the Company believes that operating without long-term contracts is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business. The Company continues to concentrate its efforts on increasing the number of clients with long-term contracts; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. The Company cannot assure the levels of its sales under its longer-term contracts, including the IMP contract. Many factors including contract disputes, performance problems, customer financial difficulties or changes in business strategies, changes in demand for the customer's products and or future negotiated change to the agreements could cause actual results to differ. In addition, significant contracts, such as the contract with IMP, expose the Company to additional risks, which could result from non-performance by the particular customer because of the relative significance of those contracts. Even though the Company is looking to increase the volume of longer term contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

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

The September 11, 2001 terrorist attacks, the U.S. and international response, the fear of additional attacks, the war with Iraq and its aftermath, and other factors have substantially affected the United States economy as a whole. Some of these matters, such as the anthrax mailings, have specifically affected the direct mailing industry in which the Company operates because of their effect on promotional mailings. These events could adversely affect business and operating results in ways that presently cannot be predicted. Technologies such as the Internet will continue to affect the demand for printing services in general, and the continuing increases in postal rates and legislation changes such as the national "do not call" list and "can spam" limitations will likely impact the direct mail business in varying ways.

Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and / or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability and liquidity and the Company's reserves for these items may not be sufficient. Although recent periods have seen growth in the United States economy, the Company remains susceptible to declines in economic conditions. Declining general economic conditions increase the risk for the Company, as many of its clients could negatively be impacted by a depressed economy. As sales to contractual customers such as IMP become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. Additionally, several customers with contractual arrangements have extended payment terms, although payments have generally been received according to the terms of the contract.


The Sarbanes-Oxley Act of 2002 and related SEC actions have substantially increased compliance requirements and costs for publicly held companies. The effects of this increase can be more pronounced on relatively small public companies, such as Outlook Group, due to the fact that compliance costs are not directly related to the size of the company involved.

The SEC has recently deferred the application of Section 404 of Sarbanes-Oxley, relating to certification of internal control over financial reporting, for companies that are not "accelerated filers." That deferral means that Outlook Group will not be required to provide such a certification until its annual report on Form 10-K for fiscal 2007. However, in interim periods, Outlook Group will still need to expend substantial resources on preparation for compliance. There can be no assurance that Outlook Group will be able to maintain a system of internal control without material weaknesses or substantial deficiencies or as to the effect of any such weaknesses or deficiencies.

The Company uses complex and specialized equipment to provide its services and manufacture its products and it depends upon the functioning of such machinery and its ability to acquire and maintain this equipment. In addition, the Company has acquired specialized machinery related to the IMP arrangement and other specific customer relationships, and may need to acquire specific machinery in order to perform tasks for other customers or types of projects in the future. Among other factors, the Company may be affected by equipment malfunctions, the inability to configure machinery on a timely basis, on-going training and operational needs related to the equipment, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

The Company is dependent upon its ability to hire, train, and retain a skilled work force. On occasion, the Company will contract for and / or hire temporary employees to increase the number of personnel in certain operations as project commitments require. The Company currently believes that it has appropriately aligned its staffing to be consistent with its current and anticipated levels of business activity. The failure of the Company to properly align and maintain skilled staffing levels could affect the future profitability of the Company. In addition, as has occurred in the past, the Company may, in the future, need to incur additional employee expenses because of the need to maintain a work force in excess of then-current needs to service anticipated customer products; such a decision would increase expenses in the short-term.

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


Disclosures About Contractual Obligations and Commercial Commitments and Off-Balance Sheet Arrangements


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

The Company has disclosed information pertaining to these events in its fiscal 2004 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ended February 26, 2005. The Company had no commercial commitments to report as of the latest balance sheet date.


CONTRACTUAL OBLIGATIONS
(in thousands)

                                             Less than
                            Total              1 year           1 - 3 Years        4 - 5 Years        After 5 Years

Long-term debt             $3,500              $1,250             $2,250               $  0                $0

Capital
lease                         0                  0                   0                    0                 0
obligation

Operating leases            6,759              1,978               4,676                105                 0

Unconditional
purchase
obligations                   0                  0                   0                    0                 0

Other long-term
obligations                   0                  0                   0                    0                 0

Total
contractual
cash
obligations                $10,259             3,228              $6,926               $105                $0
                           =======             =====              ======               ====                ==


In addition, at February 26, 2005, the Company had no amounts outstanding against the revolving credit line included in its bank credit agreement.

Disclosures About Certain Trading Activities That Include Non-Exchange Traded Contracts Accounted For At Fair Value

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

Disclosures About Effects Of Transactions With Related And Certain Other Parties

As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At February 26, 2005, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.


As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.


Disclosure About Critical Accounting Policies

The Company's accounting policies are disclosed in its fiscal 2004 Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts and notes receivable, fixed assets and intangible assets. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and its board of directors.



         Revenue Recognition

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company's price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. The Company also offers certain of its customers the right to return products that do no meet the standards agreed upon. The Company continuously monitors and tracks such product returns, and while such returns have historically been minimal, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. In determining sales returns and allowances, the Company looks at historical returns of product as a percentage of net sales and accrues against current sales an estimated allowance for sales returns. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results. Certain contractual arrangements provide for an adjustment of sales price when defined conditions are realized. For example, if specialized equipment is kept running at specified levels, a performance bonus is allowed that increases sales price. Additionally, sales price is reduced when client sales levels achieve certain volumes. The Company also has contractual arrangements whereby identified fixed costs, overhead and profit are guaranteed regardless of minimum sales volume. Such guaranteed amounts are earned. The Company recognizes such adjustments to the sales price when contractual conditions are met. Such adjustments to revenue are identified in specific contractual terms and are therefore, considered to be guaranteed.



         Accounts and Notes Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customers current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique was used to compute this allowance at February 26, 2005 and May 31, 2004. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.


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

On June 1, 2002 the Company adopted the provision of FAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired. The Company reviews goodwill and other indefinite-lived assets on at least an annual basis to determine whether they are impaired.


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

At February 26, 2005, the Company had no amounts outstanding on its revolving credit facility.


The Company had the following amount outstanding on its long-term loan:


Description                      Amount                  Maturity
-----------                      ------                  --------
Long-term loan                    $  3,500,000              2007


The interest rate on this loan is variable and at February 26, 2005 was at a weighted average interest rate of 4.9%. Assuming the entire amount is outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by approximately $35,000.

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


                               OUTLOOK GROUP CORP.
                               ------------------
                                  (Registrant)




Dated:  April 8, 2005
                               /s/ Richard C. Fischer
                               ---------------------------------------------
                               Richard C. Fischer, Chairman and Chief Executive Officer




                               /s/ Paul M. Drewek
                               -------------------------------------------------
                               Paul M. Drewek, Chief Financial Officer