Form 10-K
period 2005-05-31
OUTLOOK GROUP CORP
filed 2005-09-02
CIK 867490

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

               FOR THE FISCAL YEAR ENDED MAY 31, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 UNDER THE EXCHANGE ACT).
                          YES [ ]               NO [X]

AS OF AUGUST 15, 2005, 3,395,477 SHARES OF COMMON STOCK WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON STOCK (BASED UPON THE $7.13 LAST SALE PRICE QUOTATION ON THE NASDAQ STOCK MARKET(R) ON NOVEMBER 30, 2004, THE END OF OUR SECOND FISCAL QUARTER) HELD BY NON-AFFILIATES (EXCLUDING SHARES REPORTED AS BENEFICIALLY OWNED BY DIRECTORS AND EXECUTIVE OFFICERS AND KNOWN GREATER-THAN-10% SHAREHOLDERS -- DOES NOT CONSTITUTE AN ADMISSION AS TO AFFILIATE STATUS) WAS APPROXIMATELY $20.5 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        PART OF FORM 10-K INTO WHICH
                   DOCUMENT                        PORTIONS OF DOCUMENTS ARE INCORPORATED
                   --------                        --------------------------------------
       Proxy Statement for 2005 Annual                            Part III
           Meeting of Shareholders

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Outlook Group Corp. (the "Company") is a printing, packaging and direct marketing company offering a variety of related services to clients in markets including specialty print, project management, label and packaging materials, and direct mail. The Company leverages its core competencies by cross-selling services to provide a single-source solution for its clients. Founded as a Wisconsin corporation in 1977, the Company initially concentrated on bulk mailing and commercial printing projects. Over the years, the Company's business has expanded to include a variety of related services. The Company substantially delivers an end product to a customer. When referring to services, these are actually production processes required to produce a final product. Products and production services include the following:

SPECIALTY PRINT

     - CAD and proofing system to assist client product development efforts

     - Computer-to-plate pre-press technology

     - Printing capabilities include 17 presses that offer the following technologies: sheet-fed offset, flexographic, UV flexographic, rotary letterpress and a variety of in-line and off-line variable data imaging techniques

     - Digital production color press technology

     - Lenticular printing, a technique that creates an illusion of motion, depth, 3D and other dramatic effects

     - Finishing operations that include die-cutting, folding, gluing and stitching

     - In-house paper and paperboard sheeting

PROJECT MANAGEMENT

     - Turnkey manufacturing solutions and supply chain management

     - In-house engineering and product development staffs

LABEL AND PACKAGING MATERIALS

     - 10 separate narrow webs, from rotary letterpress to flexo and UV flexo presses support label requirements

     - Solvent-free laminating

     - Pressure sensitive labels, vinyl ID cards, scratch-off, pull-tab pieces and shoe tags

     - Folded coupons, instant redeemable coupons ("IRC's") and roll-to-roll coupons

     - Label-affixing and card-attaching

     - Variable data imaging -- UPC's consecutive numbering and addressing

     - Data technology sample maker and plotters for accurate samples

     - Film overwrapping for products including coupons, fabric softener sheets, cereal premiums and other promotional items

     - American Sanitation Institute ("ASI") certified food-grade clean room meeting Food and Drug Administration ("FDA") standards

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

     - Distribution services include a computerized inventory system with kit assembly/order filling capabilities

     To leverage its services and ability to be a "single-source solution," the Company has entered into multi-year agreements with customers to provide "supply chain management" services. Under these agreements, the Company agrees to provide multiple production services and provide appropriate resources (which vary from customer-to-customer) over a multi-year period. Although the Company cannot provide assurances, it is seeking to enter into other similar type agreements to provide more stable business of a relatively long-term nature.

     The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate or sell certain existing operations in order to position itself for strengthened future performance. There can be no assurances, however, that the Company will be able to successfully implement such strategies or complete those transactions.

     The Company has two reportable segments. These two segments, Outlook Graphics and Outlook Web, are strategic operations that offer different products and services.

  Outlook Graphics

     Through its Outlook Graphics operations ("Outlook Graphics"), the Company's creative design staff utilizes a CAD and proofing system to support client product development. These production services include preparatory camera or computerized plate making, layout, typesetting and other related services. Although Outlook Graphics does not generally perform pre-press design services, it assists designers in translating a concept into a printed product.

     Outlook Graphics' presses generally use the offset printing process and can print on a wide range of media from uncoated and coated paper to heavy board and plastics. Outlook Graphics currently utilizes seven sheet-fed full-color presses with sizes ranging from 40 - 50 inches. The most sophisticated of which is capable of six-color printing with single color reverse printing and in-line UV blister or aqueous coating.

     The Company's Lenticular Solutions operations use a patented lithographic process that creates a dynamic printed effect. Lenticular printing is the combining of interlaced electronic images using a specially designed plastic lenticular lens. This creates the illusion of depth, motion, 3D, and other dramatic effects.

     Through its Nexpress capabilities, the Company offers digital production color printing. It is a sheet-fed design and has all digital input. With print on demand, the Company can electronically personalize and customize individual pieces. The press accommodates a broad range of paper weights without compromising press speed.

     Outlook Graphics provides finishing operations for printed items, whether or not printed by the Company. The production services include die cutting, folding, gluing and stitching.

     Outlook Graphics provides paperboard packaging and folding carton operations. Paperboard packaging consists of utilizing paperboard stock to print and convert folding cartons, u-boards and other point of purchase materials. Data technology sample makers and plotters produce carton samples to customer specifications.

     Outlook Graphics also combines several of these production services in printing postcards for bulk mailings. These services include a web-based system for ordering postcards to help maximize efficiency and cost effectiveness.

     Outlook Graphics contract packaging production services provide high speed film over wrapping for products such as coupons, printed pieces, promotional CD ROM's for mailing, toys and other promotional items for insertion into folding cartons or boxes. The Company also maintains an ASI certified food and clean room that meets FDA standards for cleanliness and quality.

     Outlooks Graphics direct mail services include labeling, personalizing, tabbing, poly bagging, intelligent collating, insertion, shrink wrapping, metering and postage. Outlook Graphics offers computerized inventory systems with kit assembly and order filling capability along with complete production services for over wrapping and sampling programs, direct mail brochures, letters, self-mailers, cd-mailers, labels and vinyl cards. Outlook Graphics offers USPS Direct Mail Preparation/Verification Services, which provides it the ability to accelerate the cycle for moving materials to the end user. It has US Postal Service verification for the following services: 1st class, periodicals, standard A, package services, International, and meter mail. It also has the capability to drop ship to the Bulk Mailing Center's (BMC's) or Sectional Center Facilities (SCF's), which allows clients to achieve greater postal discounts.

     Outlook Graphics offers collateral information management capabilities, which consist of storing and distributing items upon client order. In most cases, distribution items are materials such as forms and booklets that are printed by the Company, often under standing orders from its clients to replenish supplies.

     Eagle Vision Converting, the Company's sheeting facility, provides sheeting operations with its Jagenberg and Maxson sheeting equipment. The Company offers vendor managed inventory solutions for its clients for roll and sheet stock inventory as well as in-house customer skid making to exact client specifications.

     Showcase Postcards, the Company's internet-based postcard operation, offers a convenient method for businesses to order postcards for direct promotional mailings.

  Outlook Web

     The Company's Outlook Web operation ("Outlook Web") complements the Company's other specialty printing operations by offering ten separate narrow webs, from rotary letterpress to flexo and UV flexo presses within one strategic operating facility. These capabilities enhance the Company's ability to cross-sell its services.

     In its narrow web offerings, Outlook Web manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards (such as temporary credit cards and identification cards), sweepstakes and specialty game pieces. Its most sophisticated machinery permits one-pass, 14-color printing and lamination of various substrates using an in-line process.

     Outlook Web also provides flexographic printing and laminating of flexible packaging films and papers. In these processes, the Company takes flexible packaging materials (which are purchased from others) and prints, laminates and/or slits the material to client specifications. Outlook Web prints and laminates materials for items such as pouches, bags, vacuum packages, packets, security devices, and food over wraps, and provides them to clients in convenient rolls of film.

TRANSACTIONS

     In July 2004, the Company sold certain assets of its Paragon Direct Division ("Paragon Direct") to A.B. Data, Ltd. In the transaction, A.B. Data also assumed specified contractual obligations of Paragon Direct. The transaction was effective as of June 30, 2004. Outlook Group Corp. retained relationships with certain customers who use multiple Outlook Group services and continues to make these types of services available to other customers directly or through ongoing arrangements with A.B. Data or other service providers.

CLIENTS AND MARKETING

     As part of its emphasis on longer term, multi-service agreements, the Company seeks to focus on these types of agreements to provide stability and a long-term relationship. In fiscal 2005, the Company estimates that approximately 70% of its sales were made under customer supply agreements with a one-year or more duration. However, these types of agreements sometimes require significant up front costs and investments in machinery that are recovered over the course of an agreement. These arrangements can expose the Company to additional risks relating to the performance of those customers, customer concentration and the success of the customer's business and products.

     Due to the project-oriented nature of the Company's business and variances from time to time under longer-term agreements, sales to particular clients may vary significantly from year to year and period to period, depending upon the number and size of their projects. The identity of those clients may also change. In particular, sales depend upon the timing of marketing initiatives that can change frequently and vary significantly from period to period. In fiscal 2004 and 2005, the Company had one customer representing more than 10% of its sales; in early fiscal 2006, it signed an agreement with Procter and Gamble Company ("P&G") which it expects to be significant in fiscal 2006. In fiscal 2005, International Masters Publishers Inc. ("IMP") was the Company's largest customer, accounting for 20.3% of the Company's net sales. IMP sales are included within the Graphics business segment. There is no assurance that these sales will continue in the future or that the expected sales levels will be achieved. During fiscal 2004, IMP accounted for 20.6% of the Company's net sales.

     The Company expects that it will continue to experience significant sales concentration given the relatively large size of projects undertaken for certain clients, particularly the larger supply chain management agreements and other significant continuity contracts. The Company expects that a significant portion of its sales will relate to the IMP and P&G agreements. The loss of business from IMP, P&G, or one or more other principal clients, or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

     Although the Company is emphasizing longer-term relationships and has entered into these types of agreements with many clients, many other clients still purchase the Company's services under cancelable purchase orders rather than long-term supply agreements. The Company believes that operating without long-term agreements is consistent with industry practices, although it increases the Company's vulnerability to significant period-to-period changes.

     Because of the project-oriented nature of the Company's business, the short-term character of a substantial portion of its projects and the nature of the orders for the Company's services, the Company does not believe that backlog is material or meaningful to its business.

     The Company markets its services nationally through certain of its executive officers and its centralized sales group, which at July 31, 2005 included 15 sales and marketing employees and 11 manufacturer's representatives. Sales and marketing activities are centralized and coordinated among the Company's various operations. The Company generally does not enter into employment contracts with its employee sales personnel, although it has agreements with its outside representatives.

RAW MATERIALS

     Raw materials necessary to the Company include paper stocks, inks and plastic films, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 51% of the Company's cost of goods sold during fiscal 2005 as compared to 48% of the Company's cost of goods sold during fiscal 2004. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials or for the Company's equipment needs. The Company has recently experienced significant price increases for some raw materials. Although the Company attempts to pass along such increases to its customers, particular contractual provisions, competitive pressures and other factors can limit the Company's ability to do so at all or on a timely basis.

COMPETITION

     The market for the services provided by the Company is highly competitive, primarily on the basis of price, quality, production capability, capacity for prompt delivery and continuing relationships. The Company's principal competitors, and the scope of the area in which the Company competes, vary based upon the services offered. Numerous competitors exist for all of the Company's services. The Company believes that relatively few competitors offer the wide range of services provided by the Company. While there are fewer competitors offering converting and packaging services, competition remains strong. With respect to specialty printing services, competitors are numerous and range in size from very large multi-national companies with substantially greater resources than the Company, to many smaller local companies. With substantial capital requirements necessary for graphic services equipment in particular, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

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

EMPLOYEES

     At July 31, 2005, the Company had 452 full-time employees. The Company contracts for and/or hires temporary employees to increase the number of personnel in certain operations as project commitments require. The Company considers its relationship with its employees to be good and believes that it has appropriately aligned its staffing to be consistent with its current and anticipated levels of business activity. The failure of the Company to properly align and maintain skilled staffing levels could affect the future profitability of the Company. The Company may in the future, incur additional employee expenses because of the need to maintain a work force in excess of current needs to service anticipated customer products. Such a decision would increase expenses in the short-term. The workforce is not subject to a collective bargaining agreement. Wages and employee benefits represented approximately 25% of the Company's cost of goods sold during fiscal 2005 and approximately 27% of cost of goods sold during fiscal 2004.

OPERATING SEGMENTS

     The Company has two reportable segments, Graphics and Web. These two segments are strategic operations that offer different products and services. Outlook Graphics produces custom printed products on a wide range of media including newsprint, coated paper and heavy board, including paperboard packaging using off-set sheet fed and digital presses. Outlook Graphics also provides finishing services, contract packaging, direct marketing and collateral information management and distribution services. Outlook Web manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, cartons, sweepstakes and specialty game pieces, flexographic printing, slitting and laminating of flexible packaging films. The Web operation has flexographics, rotary letterpress, laminating and slitting capabilities.

     The accounting policies of the reportable segments are the same as those described in Note A, Summary of Significant Accounting Policies. The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units.

     Summarized financial information for the years ended May 31, 2005, 2004 and 2003 are as follows:

                                                          GRAPHICS     WEB      TOTAL
                                                          --------   -------   -------
                                                                 (IN THOUSANDS)
2005
Net sales...............................................  $45,289    $30,300   $75,589
Depreciation and amortization...........................    1,896      1,293     3,189
Interest income.........................................       58          7        65
Interest expense........................................      225         --       225
Income tax expense......................................    1,730        466     2,196
Net earnings............................................    2,405        822     3,227
Recovery of bad debt....................................    1,214         --     1,214
Capital expenditures....................................    6,141      1,743     7,884
Total assets............................................  $34,525    $15,852   $50,377
2004
Net sales...............................................  $44,345    $28,452   $72,797
Depreciation and amortization...........................    1,913      1,412     3,325
Interest income.........................................       15         10        25
Interest expense........................................      310          0       310
Income tax expense......................................      263        482       745
Net earnings............................................      357        717     1,074
Capital expenditures....................................    2,357        857     3,214
Total assets............................................  $27,783    $15,141   $42,924
2003
Net sales...............................................  $32,181    $28,833   $61,014
Depreciation and amortization...........................    1,775      1,671     3,446
Interest income.........................................       59         --        59
Interest expense........................................       17         --        17
Income tax expense (benefit)............................     (784)       442      (342)
Net earnings (loss).....................................   (1,477)       910      (567)
Cumulative effect of change in accounting principle.....     (236)        --      (236)
Capital expenditures....................................    4,184        546     4,730
Total assets............................................  $23,614    $16,155   $39,769

     In fiscal 2005, International Masters Publishers, Inc. ("IMP") represented 20.3% of the Company's net sales. During fiscal 2004 IMP represented 20.6% of the Company's net sales. During fiscal 2003 no clients accounted for more than 10% of the Company's net sales. IMP is included under the Graphics business segment.

     In July 2004, the Company sold certain assets of its Paragon Direct Division ("Paragon Direct") to A.B. Data, Ltd. In the transaction, A.B. Data also assumed specified contractual obligations of Paragon Direct. The transaction was effective as of June 30, 2004. Outlook Group Corp. retained relationships with certain customers who use multiple Outlook Group services and continues to make these types of services available to other customers directly or through ongoing arrangements with A.B. Data or other service providers.

     The following table shows the geographical information for revenues and long-lived assets:

     GEOGRAPHIC INFORMATION

                         SALES                             2005      2004      2003
                         -----                            -------   -------   -------
                                                                (IN THOUSANDS)
United States...........................................  $68,776   $66,863   $57,630
Canada..................................................       28         6        92
Mexico..................................................        7        92        --
Ireland.................................................    1,711     1,405       912
China...................................................    3,301     2,290       803
Puerto Rico.............................................    1,766     2,141     1,577
                                                          -------   -------   -------
  Total.................................................  $75,589   $72,797   $61,014

                   LONG-LIVED ASSETS                       2005      2004      2003
                   -----------------                      -------   -------   -------
United States...........................................  $25,240   $20,804   $21,094

WEBSITE ACCESS TO REPORTS AND DOCUMENTS

     The Company maintains a website at www.outlookgroup.com. The Company has made available through its website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after it electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. The website also includes the Company's Code of Ethics, and the charters of each of the Board committees. The Company will also post changes to those documents, and waivers (if any) granted to executive officers or directors under the Code of Ethics, on the website. Those reports may be accessed by following the links under "Investor Information" at the Outlook Group website.

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

     As part of an acquisition in 2000, the Company acquired a 42,000 square foot facility in Troy, Ohio. This property has been vacated and its operations moved to Neenah, Wisconsin. The Company is seeking to sell the Troy facility. The Company has received a third party offer, in excess of the carrying value of this property and is awaiting the third party's due diligence. The Company cannot assure that it will be able to sell or lease this property to that party, or any other party, in a timely manner, or that it will complete a sale that is profitable to the Company.

     The Company leases a warehousing facility in Neenah, Wisconsin, which is approximately 75,000 square foot. The Company also leases a 37,500 square foot facility in Neenah, Wisconsin for its sheeting operations and another 22,500 square foot facility for additional warehouse space.

     As part of the acquisition of Paragon Direct, Inc. in 2002, the Company assumed a lease for an approximate 8,500 square foot facility in Milwaukee, Wisconsin for those operations. With the 2004 asset sale of Paragon Direct, the Company is now using the facility as a regional sales office. The Company's lease expires September 30, 2005, at which time the Company intends to vacate the facility.

     In addition to land and buildings, the Company maintains significant complex and specialized equipment to perform its various graphic services. The equipment includes presses, machinery dedicated to converting and packaging, equipment dedicated to certain customer relationships, and other machinery described above in Item 1. Certain of the equipment is leased by the Company. The Company is dependent upon the functioning of such machinery and equipment, and its ability to acquire and maintain appropriate equipment. Among other factors, the Company may be affected by equipment malfunctions, training and operational needs relating to the equipment, which may delay its utilization, maintenance requirements, and technological or mechanical obsolescence. With substantial capital requirements necessary for graphic services equipment in particular, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

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

     The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently utilized, is generally sufficient for its currently anticipated needs but that expansion of the Company's business or offering new services, or the optimization of those services could require the Company to obtain additional equipment or facilities. The Company regularly evaluates its facility and equipment needs and would sell, or terminate leases to, facilities or equipment if appropriate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information as to each of the executive officers of the Company is set forth in the following table. Officers are elected annually by the Board of Directors.

NAME                               AGE                            POSITION(S)
----                               ---                            -----------
Joseph J. Baksha...............    53     President and Chief Executive Officer; Director
Jeffry H. Collier..............    52     Executive Vice President; Vice President and General Manager
                                          of Outlook Graphics; Director
Paul M. Drewek.................    59     Chief Financial Officer and Secretary

     Joseph J. Baksha has served as President and Chief Executive Officer since June 2005; he has served as President and Chief Operating Officer since 1996.

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

                                 *  *  *  *  *

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussions in this report on Form 10-K, and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements. Statements that are not historical facts, particularly those referring to expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe," "anticipate," "expect" or "intend" involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors that are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in Items 1 and 2 above in this report and in the "Management's Discussion and Analysis" (particularly in "Results of
Operations -- Fiscal 2005 Compared to Fiscal 2004"), and "Liquidity and Capital Resources -- Risk and Other Cautionary Factors."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company's common stock is quoted on the NASDAQ Stock Market. The following table sets forth high and low prices as reported on NASDAQ by quarter for the indicated fiscal years and information as to dividends paid.

                                                                            DIVIDENDS
FISCAL 2005                                               HIGH      LOW       PAID
-----------                                               -----    -----    ---------
Fourth Quarter........................................    $9.78    $7.21      $0.06
Third Quarter.........................................     9.14     7.10      $0.06
Second Quarter........................................     8.40     6.05      $0.05
First Quarter.........................................     6.82     5.50      $0.05
                                                                            DIVIDENDS
FISCAL 2004                                               HIGH      LOW       PAID
-----------                                               -----    -----    ---------
Fourth Quarter........................................    $7.20    $5.20      $0.05
Third Quarter.........................................     6.94     4.75      $0.05
Second Quarter........................................     6.25     4.15      $0.05
First Quarter.........................................     7.00     4.75      $0.05

     The Company declared its first cash dividend of $.05 per common share on September 24, 2002. During fiscal 2005, the Company increased the cash dividend to $.06 per common share outstanding. The Company intends to make regular cash dividend payments each quarter, which would result in an annual dividend rate of $.24 cents per common share outstanding, assuming no change in the quarterly amount. Future cash dividends will be subject to board declaration and the Company's economic performance and conditions. In addition, the Company's lending agreements currently limit the aggregate amount, which the Company may annually use to pay dividends and/or to repurchase shares to $1.5 million.

     As of July 31, 2005, the Company had approximately 387 registered shareholders of record.

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

                                                             FISCAL YEAR ENDED MAY 31,
                                           -------------------------------------------------------------
                                             2005         2004         2003         2002         2001
                                           ---------    ---------    ---------    ---------    ---------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS
Net sales................................  $  75,589    $  72,797    $  61,014    $  67,207    $  70,660
Cost of goods sold.......................     60,113       59,256       50,760       55,032       56,665
                                           ---------    ---------    ---------    ---------    ---------
  Gross profit...........................     15,476       13,541       10,254       12,175       13,995
Selling, general and administrative
  expenses...............................     11,122       11,585       11,013       10,714       11,882
Recovery of bad debt.....................     (1,214)          --           --           --           --
Facility relocation expenses and legal
  settlement costs.......................         --           --           --          835           --
                                           ---------    ---------    ---------    ---------    ---------
Operating profit (loss)..................      5,568        1,956         (759)         626        2,113
Other income (expense):
  Interest expense.......................       (225)        (310)         (17)         (61)        (372)
  Interest and other income..............         80          173          219          439          497
                                           ---------    ---------    ---------    ---------    ---------
Earnings (loss) from operations before
  income taxes and cumulative effect of
  change in accounting principle.........      5,423        1,819         (557)       1,004        2,238
Income tax expense (benefit).............      2,196          745         (226)         341          942
                                           ---------    ---------    ---------    ---------    ---------
Earnings (loss) before cumulative effect
  of change in accounting principle......      3,227        1,074         (331)         663        1,296
Cumulative effect of change in accounting
  principle (net of tax).................         --           --         (236)          --           --
                                           ---------    ---------    ---------    ---------    ---------
Net earnings (loss)......................  $   3,227    $   1,074    $    (567)   $     663    $   1,296
                                           =========    =========    =========    =========    =========
Net earnings (loss) per common
  share -- Basic
     Before cumulative effect of change
       in accounting principle...........  $    0.95    $     .32    $   (0.10)   $    0.20    $    0.34
     Cumulative effect of change in
       accounting principle (net of
       tax)..............................         --           --        (0.07)          --           --
                                           ---------    ---------    ---------    ---------    ---------
Basic net earnings (loss) per share......  $    0.95    $     .32    $   (0.17)   $    0.20    $    0.34
                                           =========    =========    =========    =========    =========
Net earnings (loss) per common share --
  Diluted
     Before cumulative effect of change
       in accounting principle...........  $    0.94    $    0.32    $   (0.10)   $    0.19    $    0.34
     Cumulative effect of change in
       accounting principle (net of
       tax)..............................         --           --        (0.07)          --           --
                                           ---------    ---------    ---------    ---------    ---------
Diluted net earnings (loss) per share....  $    0.94    $    0.32    $    0.17    $    0.19    $    0.34
                                           =========    =========    =========    =========    =========
Weighted average number of shares
  outstanding
     Basic...............................  3,385,477    3,370,485    3,353,875    3,395,459    3,816,386
     Diluted.............................  3,431,945    3,403,589    3,353,875    3,422,180    3,867,530
Cash dividends per common share paid.....  $    0.22    $    0.20    $    0.15           --           --
BALANCE SHEET DATA
Working capital..........................  $  12,855    $  12,553    $  11,147    $  13,139    $  13,670
Total assets.............................  $  50,377    $  42,924    $  39,769    $  38,873    $  43,078
Long-term debt, including current
  maturities.............................  $   5,350    $   1,850    $   1,500    $      --    $   2,800
Shareholders' equity, including
  redeemable equity......................  $  33,106    $  30,658    $  30,249    $  31,364    $  32,062

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following section presents a discussion and analysis of the Company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations for any future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by the future tense or by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly under "Results of Operations," and "Liquidity and Capital Resources." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

RESULTS OF OPERATIONS

     The following table shows, for the fiscal years indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                             PERCENTAGE OF NET SALES
                                                            FISCAL YEAR ENDED MAY 31,
                                                           ---------------------------
                                                           2005       2004       2003
                                                           -----      -----      -----
Net sales................................................  100.0%     100.0%     100.0%
Cost of goods sold.......................................   79.5       81.4       83.2
                                                           -----      -----      -----
  Gross profit...........................................   20.5       18.6       16.8
Selling, general and administrative expenses.............   14.7       15.9       18.0
Recovery of bad debt.....................................   (1.6)       0.0        0.0
                                                           -----      -----      -----
  Operating profit (loss)................................    7.4        2.7       (1.2)
Other income (expense):
Interest expense.........................................   (0.3)      (0.4)      (0.0)
Interest and other income................................    0.1        0.2        0.3
                                                           -----      -----      -----
Earnings (loss) from operations before income taxes and
  cumulative effect of change in accounting principle....    7.2        2.5       (0.9)
Income tax expense (benefit).............................    2.9        1.0       (0.4)
                                                           -----      -----      -----
Earnings (loss) before cumulative effect of change in
  accounting principle...................................    4.3        1.5       (0.5)
Cumulative effect of change in accounting................     --         --       (0.4)
                                                           -----      -----      -----
Net earnings (loss)......................................    4.3%       1.5%      (0.9)%
                                                           =====      =====      =====

FISCAL 2005 COMPARED TO FISCAL 2004

  Summary

     The Company's net sales for fiscal 2005 were $75.6 million, up $2.8 million or 3.8% from fiscal 2004 sales of $72.8 million. The Company's sale of its Paragon Direct business unit in June 2004 affects the year-to-date comparisons. During fiscal 2005, the Company had $41,000 in net sales attributable to this business unit compared to $1.1 million in fiscal 2004. Revenues increased in fiscal 2005, despite the sale of Paragon, due to increased sales volume at both facilities. The Graphics facility experienced growth in its supply chain management customer base with the addition of several new customers accounting for the majority of the 2.1% increase in sales from the prior year. The Graphics business had a growth in net sales of 4.1% attributable to sales to International Masters Publishing Inc. ("IMP"), a significant customer, and $0.9 million in sales under a new supply agreement with Procter and Gamble Company ("P&G"). The Web segment benefited from increased business from existing customers in its label business largely attributable to an improving economy, and the addition of several new customers in its flexible packaging business that accounted for the majority of the 6.5% increase in sales from the prior year.

     Gross margins for fiscal 2005 were 20.5% of net sales as compared to 18.6% of net sales during fiscal 2004. Despite upward trends in the cost of raw materials, the Company has benefited from a more profitable product sales mix and from investments in production related equipment which have resulted in reduced waste, better utilization of direct labor, and improved operating efficiencies.

     Selling, general and administrative expenses were $11.1 million during fiscal 2005 as compared to $11.6 million during fiscal 2004. The $0.5 million decrease is attributable to a $0.3 million decrease in professional services and legal costs in 2005 because of the settlement of a lawsuit during fiscal 2004, as well as a $0.2 million decrease in the Company's bad debt expense during fiscal 2005. The resulting decrease in bad debt expense is the result of tighter controls on the acceptance of new customers and increased monitoring on the granting and adherence of customer credit limits. During fiscal 2005, the Company collected a $1.2 million settlement on the recovery of bad debt that was previously written off.

     Overall, the Company had fiscal 2005 net earnings of $3.2 million as compared to $1.1 million of net earnings during fiscal 2004.

     In July 2005, the Company signed a two-year production and supply agreement with P&G. The Company has invested considerable resources in technology, production related equipment and employee resources to secure this agreement in advance of significant revenues.

RESULTS OF OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

     The Company's net sales performance for fiscal 2005 is summarized in the following chart:

                         YEAR-TO-DATE    % OF NET    YEAR-TO-DATE    % OF NET    YEAR-TO-DATE    YEAR-TO-DATE
NET SALES                FISCAL 2005      SALES      FISCAL 2004      SALES        $ CHANGE        % CHANGE
---------                ------------    --------    ------------    --------    ------------    ------------
Graphics.............      $45,289         59.9%       $44,345         60.9%        $  944           2.1%
Web..................       30,300         40.1%        28,452         39.1%         1,848           6.5%
                           -------        -----        -------        -----         ------           ---
  Total..............       75,589        100.0%        72,797        100.0%         2,792           3.8%
                           =======        =====        =======        =====         ======           ===

     The Company's sale of its Paragon Direct business unit in June 2004 affects the year-to-date comparisons in the Graphics business segment. During fiscal 2005, the Company had $41,000 in net sales attributable to this business unit compared to $1.1 million in fiscal 2004.

     The Graphics business segment, which accounts for approximately 60% of the Company's net sales, had sales of $45.3 million, up approximately $1.0 million or 2.1% from the previous fiscal year of $44.3 million. The sale of the Paragon Direct business unit had the effect of reducing fiscal 2005 sales by $1.1 million compared to fiscal 2004.

     During March 2003, the Company entered into a long-term production and supply chain management agreement with IMP. Sales to IMP represent approximately 20.3% of the Company's net sales in fiscal 2005, and approximately 20.6% of the Company's net sales in fiscal 2004. IMP is the Company's largest customer, and its only customer with net sales greater than 10%. Under the Company's contractual services agreement, net sales to IMP for the 2005 fiscal year were $13.7 million, a net increase of $0.6 million or approximately 4% from fiscal 2004 net sales of $13.1 million. In addition, sales to IMP beyond those specifically provided for in the contract were $1.6 million in fiscal 2005, as compared to $1.9 million in fiscal 2004. Net sales to IMP are net of any rebates and performance bonuses due under the arrangement. The Company cannot assure that this level of sales will continue in the future.

     In addition, looking forward to fiscal 2006, the Company signed a two-year production and supply agreement in July 2005 with P&G. Based on current expectations and orders to date, the contract is currently expected to generate revenue of approximately $18 to $20 million over its life; however, future revenues are subject to customer demand, adequate performance under the contract and other factors and conditions. The Company committed substantial employee resources during fiscal 2005 in the development and planning of this project to secure an agreement. The Company expects that it will invest approximately $4.0 million in capital expenditures to substantiate this project. Approximately $3.7 million were expended during fiscal 2005. Revenues generated from this project during fiscal 2005 in advance of the agreement were approximately $900,000. Although sales under this agreement to date have been somewhat below original projections and future sales are subject to numerous factors, the Company believes that this will not affect the total sales over the term of the agreement.

     The increase in the Web business segment is largely attributable to the addition of several new customers and opportunities in the flexible packaging industry as well as growth from existing customers in both the label and flexible packaging industries. The Web segment benefited from increased business from existing customers in its Label business largely attributable to an improving economy, and the addition of several new customers in its Flexible Packaging business that accounted for the majority of the 6.5% increase in sales from the prior year. The majority of the new business is for several small customers which in the aggregate total approximately $1.8 million in revenue growth.

     Both of the Company's segments are affected by general economic trends. Although the Company believes that both segments benefited from an improving economy in fiscal 2005, changes could affect future results.

     The Company's gross profit margin for fiscal 2005 was $15.5 million or 20.5% of net sales. This is an increase of $2.0 million or 14.3%. The Company gross profit margin for fiscal 2004 was $13.5 million or 18.6% of net sales. Gross profit margins increased as a direct result of the Company's ability to control upward trends in the cost of raw materials. The Company has had varying success in passing on raw material price increases, freight increases, and fuel surcharges. To the extent the Company cannot pass on these costs and further price increases, gross margins are negatively impacted and would be so impacted in the future. The Company endeavors to pass along increasing prices of raw products; however, in some cases, the Company is not able to do so due to contractual limitations, competitive pressures and/or other factors. The Company has benefited from a more profitable product sales mix and from investments in production related equipment which have resulted in reduced waste, better utilization of direct labor, and improved operating efficiencies. The Company recognized a gain on the sale of production assets of $0.3 million in fiscal 2005 as compared to $0.1 million in fiscal 2004.

     The Company's Graphics business segment has seen gross margins steadily improve during fiscal 2005. This segment has been helped by production improvements in its mailing, finishing and packaging operations. The Company has made investments in the production area and has been able to better utilize its employee resources. The Graphics segment has also seen a more favorable product mix and has completed several large jobs, which produced a more favorable profit margin. The business segment thus far has been able to pass on many of its raw material price increases, freight increases, and fuel surcharges. The inability to pass along future increases could negatively impact gross margins in the future. The Graphics segment also benefited from an approximate $0.2 million gain on the sale of underutilized equipment during fiscal 2005 as compared to $32,000 during fiscal 2004. Improvements in gross margins were partially offset by price reductions of approximately $0.25 million. The Company expects to recover these costs in later periods, through cost savings initiatives. To date, sales have been somewhat below original projections.

     The Company's Web business segment had a slight decline in gross profit margins for fiscal 2005. Competitive pressures in both the label and flexible packaging industries have negatively affected the gross margins of the business unit. Significant raw material price increases and the limited ability to pass these costs along to its customers in certain of its longer-term contracts have eroded profit margins. The Web business segment generally is subject to the same limitations on its ability to pass along price increases as the Graphics business segment. The Company's inability to pass along these price increases and future price increases could negatively impact future gross margins. The Web segment had a gain of $0.125 million on the sale of underutilized equipment as compared to a gain of $25,000 in fiscal 2004. The Company also recorded an insurance recovery of $0.175 million in the third quarter of fiscal 2005 from a business interruption claim related to a fire at its Web facility during the latter part of the fourth quarter of fiscal 2004. The related fire costs had been expensed during the first half of fiscal 2005.

     The Company continues to focus on reducing operating expenses, in particular those that do not contribute to increased sales or increased profit margins. The Company is deploying additional resources into marketing strategies in an attempt to increase the Company's sales and marketing concentrations. The Company believes that relatively larger orders and customers tend to be more advantageous to it than smaller ones. However, this strategy also increases the Company's dependence on these larger customers.

     Selling, general and administrative expenses were $11.1 million or 14.7% of fiscal 2005 net sales as compared to $11.6 million or 15.9% of fiscal 2004 net sales. The Company's sale of its former Paragon Direct business unit in June 2004 resulted in decreased general and administrative costs. During fiscal 2005, the Company incurred approximately $50,000 of costs related to this business unit, while in fiscal 2004 the Company incurred approximately $0.8 million of costs. The Company had a decrease in professional and legal services of approximately $0.3 million compared to the prior year as a result of investments in training initiatives in fiscal 2004. Similar fees were not incurred in fiscal 2005. In addition, the Company paid $0.15 million during fiscal 2004 as part of a settlement agreement which had no counterpart in fiscal 2005. During fiscal 2005, the Company had a decrease of approximately $0.2 million in its bad debt expense. This decrease was largely due to tighter controls on the acceptance and granting of customer credit, as well as closer monitoring of customer credit limits. Sales and marketing costs have remained about the same as the prior year although the Company is focusing on its sales and marketing strategies to differentiate itself in the marketplace as a supplier of choice to select customers, while providing high quality products and a complete supply chain solution for its customers. In late fiscal 2005, subject to shareholder approval, the Board of Directors adopted the 2005 Stock Incentive Plan, which provides for the grant of stock options and restricted stock. Grants of restricted stock under this plan would be expensed at time of vesting, if the plan is approved and grants are made. Similarly, under changes in accounting rules, future grants of stock options would also result in recognition of expense at the time they are granted. The Company is not able to estimate the amount of any such expense, as future awards under the plan are discretionary and expense will depend upon the amount of grants and then-current market conditions.

     The Company received a $1.2 million payment on a judgment relating to a former customer, which owed the Company approximately $0.9 million plus interest and costs of collections. To resolve and settle the matter, the Company accepted the payment as full satisfaction of its judgment. As a result of non-payment and delays and substantial uncertainties in collecting any amounts due, the Company began to establish a reserve and by fiscal 2003 had fully reserved for the possibility of non-collection. The full amount received was recorded as recovery of bad debt during fiscal 2005.

     The Company incurred interest expense of approximately $0.225 million during fiscal 2005 compared to approximately $0.310 million during fiscal 2004. The interest expense is due to the Company's long-term debt and revolving credit facility borrowings, which the Company uses to fund capital investments in machinery and equipment as well as its working capital needs. During fiscal 2004, the Company relied on its revolving credit agreement to fund its working capital needs and had $1.85 million outstanding on its line of credit at May 31, 2004. During fiscal 2004, the Company had borrowings on its revolving credit facility ranging from $1.5 million to $9.55 million at a weighted average of 4.25%. At May 31, 2005 the Company had $2.1 million outstanding on its revolving credit agreement and had borrowings on its revolving credit facility ranging from $0 to $4.25 million at a weighted average of 4.29%. The Company entered into an amended and restated loan agreement in August 2004. Under the new loan agreement, the Company has a $4.0 million term loan agreement at an average rate of 5.19% and increased its revolving credit facility to $12.0 million. The Company expects that it will have adequate resources with its revolving credit facility to finance future working capital needs related to start-up projects and investments in capital equipment.

     Earnings from operations before income tax were $5.4 million or 7.2% of net sales during fiscal 2005 compared to $1.8 million or 2.5% of net sales during fiscal 2004.

     Income taxes during fiscal 2005 were recorded at an effective rate of 40.5% compared to an effective rate of 41% for fiscal 2004.

     Net earnings for fiscal 2005 were $3.2 million or 4.3% of net sales compared to $1.1 million or 1.5% of net sales during fiscal 2004. The recovery of bad debt contributed approximately $0.7 million of after-tax net earnings during fiscal 2005.

     Earnings per share for fiscal 2005 were $0.95 per basic common share outstanding and $0.94 per diluted common share outstanding. Earnings per share for fiscal 2004 were $0.32 for both basic and diluted common share outstanding. The recovery of bad debt contributed approximately $0.21 per diluted common share outstanding during fiscal 2005.

FISCAL 2004 COMPARED TO FISCAL 2003

     Comparisons between the fiscal 2004 and fiscal 2003 periods are substantially affected by the long-term production and supply chain management agreement between the Company and IMP, which was entered into in March 2003. Under this five-year agreement, the Company did not begin providing substantial production services on behalf of IMP in April 2003.

     The Company's net sales for fiscal 2004 were $72.8 million, up $11.8 million or 19.3% from fiscal 2003 sales of $61.0 million.

     The Graphics business segment had sales of $44.3 million, up $12.2 million or 37.8% from fiscal 2003 sales of $32.2 million. This is due largely to net sales of $13.1 million under the IMP contract, with none in fiscal 2003. In addition, the Company had sales to IMP beyond the terms of the IMP contract of $1.0 million in fiscal 2004, as compared to $0 in fiscal 2003. Net sales to IMP are net of any rebates and performance bonuses due under the arrangement.

     The Web business segment had sales of $28.5 million, a decrease of $0.3 million or 1.3% from fiscal 2003 sales of $28.8 million. Lower sales volume in both the label and flexible packaging divisions attributed to this decrease. The Company's net sales performance for fiscal 2004 is summarized in the following chart:

NET SALES                                    FISCAL 2004    FISCAL 2003    $ CHANGE    % CHANGE
---------                                    -----------    -----------    --------    --------
Graphics.................................      $44,345        $32,181      $12,164       37.8%
Web......................................       28,452         28,833         (381)      (1.3)%
                                               -------        -------      -------       ----
  Total..................................      $72,797        $61,014      $11,783       19.3%

     The Company's net sales are comprised as follows:

SALES BREAKDOWN                                              FISCAL 2004   FISCAL 2003
---------------                                              -----------   -----------
Graphics...................................................      60.9%         52.7%
Web........................................................      39.1%         47.3%
                                                                   --            --
  Total....................................................     100.0%        100.0%

     The Company's gross profit as a percentage of net sales increased to 18.6% in fiscal 2004 from 16.8% in fiscal 2003. The gross profit margin increased $3.3 million to $13.5 million from $10.2 million in fiscal 2003. In significant part, the increase in gross profit results from the significant increase in sales, as the Company recovers more overhead with a higher amount of sales. The Company continues its efforts related to continuous process improvement and is committed to providing its customers defect-free products and services. These on-going efforts have increased employee productivity and contributed to the overall reduction of costs. Inventory write-offs were $113,000 in fiscal 2004 compared to $154,000 in fiscal 2003. Inventory at May 31, 2004 was $10.4 million, compared to $8.0 million at May 31, 2003. The $2.4 million increase includes approximately $1.0 million for raw materials and approximately $1.4 million for finished goods. The increase in finished goods is largely due to the IMP contract as well as purchases of finished goods acquired from IMP during the first quarter of fiscal 2004. The inventory acquired is being credited back to IMP at cost after the Company provides additional production, overwrapping, and fulfillment services. This resulted in sales of approximately $1.8 million during fiscal 2004. Fiscal 2003 expenses also included approximately $0.65 million of direct start-up costs relating to the IMP contract.

     The Company's selling, general and administrative expenses increased approximately $0.6 million in fiscal 2004 as compared to fiscal 2003, and represented 15.9% of the Company's net sales during fiscal 2004 as compared to 18.0% of net sales in fiscal 2003. The decrease in percentage is primarily a result of the significant increase in net sales, while the increase in dollar amount results primarily from increases in bad debt expense, professional services, and subcontract wages. Fiscal 2004 results include a $0.15 million charge paid as part of a settlement agreement with Silly Productions, Inc. The results for fiscal 2003 included an impairment charge of $0.196 million ($0.122 million net of tax) for the write-off of technology and $0.2 million ($0.114 million net of tax) related to the amortization of a customer list, both of which related to the Company's acquisition of Paragon Direct in June 2002. When analyzing the results of the Paragon Division operations as of the end of fiscal 2003, the Company noted a loss of significant customers at that operation and modified its marketing and sales strategy. In fiscal 2003, the Company had also completed the transition Paragon Direct from mainframe software to server software. As a result of the review and this change, these intangibles were deemed impaired.

     Interest expense increased approximately $0.3 million from the prior year to $0.31 million. The increase is due primarily to the Company's borrowings on its revolving credit line. The Company uses its line of credit to finance its working capital needs, which have increased in conjunction with the start-up of the IMP contract and various other supply chain agreements. At May 31, 2004, the Company had $1.85 million outstanding on its revolving credit facility and pays an unused credit facility charge of .25% to maintain its line of credit. The Company expects that it will continue to use its revolving credit facility to meet its increased working capital needs as it relates to the new contracts and increased capital expenditures.

     The Company had $1.8 million in pre-tax earnings during fiscal 2004 or 2.5% of net sales. The Company incurred a fiscal 2003 pre-tax loss of $0.557 million. The results for fiscal 2003 include the Paragon Direct impairment charges and IMP direct start-up costs discussed above.

     The Company's effective tax rate for fiscal 2004 was 40.9% as compared to 40.6% during fiscal 2003.

     In fiscal 2004 the Company had net earnings per diluted common share of $0.32. In fiscal 2003 the Company had a net loss per diluted common share of $(0.10) before a cumulative effect of change in accounting principle. The net loss reported by the Company in fiscal 2003, including the cumulative effect of change in accounting principle, was $(0.17) per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

     As shown on the Consolidated Statements of Cash Flows, fiscal 2005 cash provided from operating activities was $7.1 million as compared to $2.5 million in fiscal 2004. Increased earnings in fiscal 2005 generated $3.2 million, compared to approximately $1.1 million during fiscal 2004. Inventory levels in fiscal 2004 had increased substantially over fiscal 2003 in large part to a $2.1 million purchase of finished goods inventory from IMP to support the new supply agreement. There was no equivalent purchase of inventory during fiscal 2005. As of May 31, 2005, the Company had used substantially the entire IMP related inventory purchased to fulfill production requirements. Inventories at May 31, 2005 were approximately $0.8 million higher than at previous year-end due to raw material purchased during the fourth quarter in advance of first quarter fiscal 2006 production. Also, finished goods increased approximately $0.7 million due to the Company's build-up of inventory for a Graphics customer in advance of the customer's national product start-up as well as several customers at the Web facility who increased inventory demands as they enter into their peak seasons. Accounts and notes receivable have increased in part due to a note receivable related to the sale of the Company's former Paragon Direct operating division. The note receivable from this sale increased receivables at May 31, 2005 by approximately $0.35 million. The first installment was paid as scheduled during the first quarter of fiscal 2006. The increased sales during the fourth quarter of fiscal 2005 resulted in a corresponding increase in accounts receivable at May 31, 2005.

     The Company used a net $7.3 million in investing activities during fiscal 2005 as compared to $2.9 million during fiscal 2004. The Company acquired and upgraded production machinery and equipment of approximately $7.9 million during fiscal 2005, in part to support the new P&G customer relationship. During fiscal 2004, the Company invested approximately $3.2 million in newly acquired and upgraded production machinery and equipment. Proceeds from the sale of under-utilized and no longer needed production equipment generated proceeds of approximately $0.5 million as compared to approximately $0.3 million during fiscal 2004. The Company has approximately $6.8 million in minimum lease payments under existing operating leases as of May 31, 2005; the majority of which are for production related machinery and equipment. The Company expects its annual lease payments to be approximately $2.0 million during fiscal 2006.

     The Company had approximately $1.4 million provided by financing activities during fiscal 2005, as compared to $0.5 million during fiscal 2004. During August 2004, the Company entered into a long-term loan agreement in the amount of $4.0 million. The Company has made quarterly installment payments totaling $0.75 million in fiscal 2005 for the repayment of this debt. The Company has a balance of $3.25 million remaining on its long-term debt with approximately $1.375 million payable during the next twelve months. These funds were used to finance increased working capital needs and investments in capital equipment to support on-going customer relationships and the addition of a new P&G supply chain agreement. In addition, the Company began to utilize its revolving credit facility during the fourth quarter of fiscal 2005 to finance its increased working capital needs and to build and purchase inventory under its longer-term supply agreements with customers. At May 31, 2005, the Company had an outstanding balance of $2.1 million on its revolving credit facility. At July 31, 2005, the Company has a balance of $2.3 million outstanding on its revolving credit facility. Excluding any acquisition opportunities that may become available, the Company believes that its has adequate resources with its current revolving credit facility to meet its working capital needs for the next twelve months.

     Outlook Group's board of directors has authorized the payment of quarterly cash dividends. The current cash dividend of $0.06 per share will result in a total payment of approximately $0.2 million during the first quarter of fiscal 2006. The Company paid $0.7 million in dividends in fiscal 2005. Should dividends continue at this level, the Company will pay approximately $0.8 million or $0.24 per common share in cash dividends in fiscal 2006. A continuation of dividends at that level or any level is dependent on resources available in future periods.

     In fiscal 2004, the Company repurchased 67,842 shares. Of this, 17,072 shares of common stock were purchased from Mr. Baksha for approximately $105,000; he subsequently used the proceeds to repay a note. The additional 50,770 shares were acquired from management for a deemed value of approximately $0.3 million in connection with the exercise of previously granted stock options. No treasury stock was purchased during fiscal 2005.

     During fiscal 2005 as part of the consideration for the sale of its former Paragon Direct division, the Company accepted a receivable from the purchaser for $0.35 million. The receivable is due in annual installment payments of $87,500. The first installment was received, as scheduled, during the first quarter of fiscal 2006. The Company converted three customers with account receivable balances to note receivables during fiscal 2004. The notes are for approximately $0.4 million and have terms of twenty-four months. At May 31, 2005, the Company established a reserve of approximately $71,000 related to these notes. As of May 31, 2005, the customers have made scheduled payments against these notes.

     The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $16.0 million, which was increased in August 2004 from $15.0 million. Of that amount, $4.0 million is now in the form of a term loan; the remainder is a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the debt based upon margins over the bank determined preference or an InterBank Offering Rate ("IBOR") rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is subject to an unused line fee of .50% to maintain its credit facility. The facility now extends to June 12, 2007. As a part of the amended financing agreement, the Company paid a transaction fee of $0.12 million; this is being amortized over the life of the loan agreement. As of May 31, 2004, the Company had $1.85 million outstanding on its revolving credit line at a rate of 4.25%. As of May 31, 2005, the Company has $2.1 million outstanding on its revolving credit line and $3.25 million outstanding under the term loan, and the Company was in compliance with all of its loan covenants. Approximately $1.375 million is due in quarterly installment payments on the long-term debt during the next 12 months. During fiscal 2005, the Company had borrowings on its revolving credit facility ranging from $0 to $4.25 million at a weighted average of 4.29%; the weighted average rate was 4.25% in fiscal 2004. The Company's term loan agreement has an average rate of 5.19%. The Company expects that it will have adequate resources with its revolving credit facility to finance future working capital needs related to start-up projects and investments in capital equipment.

     The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may result in additional transactions during fiscal 2005 and beyond. On July 7, 2004, the Company sold selected assets of its Paragon Direct division to A.B. Data Ltd. effective June 30, 2004. Through the transaction, A.B Data acquired certain customer relationships with customers who do business with Paragon Direct. The Company retained relationships with customers who use multiple company services and can continue to make these types of services available to customers directly or through ongoing arrangements with A.B. Data.

     The Company continues to pursue the sale of its Troy, Ohio facility. The Company has previously leased this facility to a third party. At the time the tenant vacated the facility an impairment review was performed. The building was depreciated until the point of vacancy. The net value of the land and building remains at approximately $0.8 million, the net book value of the related assets when it was no longer an income-producing asset and is accounted for as a "held for sale asset" under SFAS 144. The Company had an appraisal of the property which indicate a market value above book value.

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

     The Company is dependent upon its ability to retain its existing client base, and obtain new clients. Its success will depend upon the Company's ability to use existing technical and manufacturing capabilities and knowledge in the development and introduction of new value-added products and services. The failure to utilize its capabilities or properly identify and address the evolving needs of targeted customers and markets, will limit the Company's ability to capture and develop new business opportunities. The Company believes that while there may be several competitors for individual services that it offers, few competitors currently offer the single source solution that the Company can provide. In addition, the Company's ability to differentiate its products and services from that of its competitors, successfully market these initiatives, and subsequently manufacture them at a competitive cost will enhance the Company's position in the marketplace and allow for continued growth and expansion. The Company's failure to do this could significantly affect the future profitability of the Company.

     The Company, like many others, is subject to price increases in many of its raw materials. During fiscal 2005, the Company has seen many such price increases and this trend is expected to continue in the near future. To the extent that these price increases and future price increases cannot be passed along to the customers, the Company's failure to recover raw material price increases in pricing its products could have a negative affect on the future profitability of the Company. In some cases, contractual provisions, competitive pressures and other factors can limit the Company's ability to pass along price increases at all or on a timely basis. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplies for raw materials. The raw materials consumed by the Company include paper stocks, inks, and plastic films, all of which are readily available from numerous suppliers. However, depending upon market conditions, such problems could develop in the future.

     Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The supply-chain agreement with IMP, which is now the Company's largest customer, and the Company's only customer with sales in excess of 10% during fiscal 2005 and 2004, results in an increased dependence upon sales to IMP. Sales to IMP were 20.3% of the Company's net sales in fiscal 2005 and 20.6% during fiscal 2004. In addition, in July 2005, the Company entered into and announced a continuing agreement with P&G; based on current expectations, the Company believes that P&G also is likely to become a significant customer. Although significant long-term supply agreements provide more stability to the Company, they can increase the Company's dependence on specific customers. In particular, substantial portions of the Company's sales are now represented by the IMP agreement and are expected to be represented by the P&G agreement. The loss or reduction of IMP or P&G sales would have a material adverse effect on the Company's sales volume and profitability. Additionally, the loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

     Many clients purchase the Company's services under cancelable purchase orders rather than long-term supply agreements. While the Company believes that operating without long-term agreements is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business.

The Company continues to concentrate its efforts on increasing the number of clients with long-term agreements; however, the failure of the Company to add multi-year projects would mean that the Company would remain significantly dependent on project-by-project business, thus increasing the Company's vulnerability to losses of business and significant period-to-period changes. The Company also cannot assure the levels of its sales under its long-term supply agreements, including the IMP and P&G agreements. Many factors including contract disputes, performance problems, customer financial difficulties, changes in business strategies, changes in demand for the customer's products and or future negotiated changes to the agreements could cause actual results to differ. In addition, significant agreements, such as those with IMP and P&G, expose the Company to additional risks, which would result from non-performance by the particular customer due to the relative significance of those agreements. Even though the Company is looking to increase the volume of longer term work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

     Due to the range of services that the Company provides, the product sales mix can produce a range of gross profit margins; some business in which the Company operates, produce lower profit margins than others. A substantial change in the mix of product sales could materially affect profit margins. Because the product mix can change from period to period, gross profit margins can vary significantly from period to period. The gross profit margin experienced for the current period, is not necessarily indicative of future profit margins.

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

     From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and/or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability and liquidity. The Company's reserves for these items may not be sufficient. While the Company recovered a significant receivable in fiscal 2005 which had been written off in prior years, there can be no assurance that it will have similar success in future periods. Although recent periods have seen growth in the United States economy, the Company remains susceptible to declines in economic conditions. Declining general economic conditions also increase the risk for the Company, as many of its clients could negatively be impacted by the depressed economy. As sales to contractual customers such as IMP and P&G become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. Additionally, several customers with contractual arrangements have extended payment terms, although payments have generally been received according to the terms of the contract.

     The Sarbanes-Oxley Act of 2002 and related SEC actions have substantially increased compliance requirements and costs for publicly held companies. The effects of this increase can be more pronounced on relatively small public companies, such as the company; due to the fact that compliance costs are not directly related to the size of the company involved.

     The SEC has recently further deferred the application of Section 404 of Sarbanes-Oxley, relating to certification of internal control over financial reporting, for companies that are not "accelerated filers." That deferral means that the Company will not be required to provide such a certification until its annual report on

Form 10-K for fiscal 2007. However, in interim periods, the Company will still need to expend substantial resources on preparation for compliance. There can be no assurance that the Company will be able to maintain a system of internal control without material weaknesses or substantial deficiencies or as to the effect of any such weaknesses or deficiencies.

     The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company depends upon the functioning of such machinery and its ability to acquire and maintain appropriate equipment. In addition, the Company has acquired specialized machinery related to the IMP and P&G arrangements and may need to acquire specific machinery in order to perform tasks for other customers or types of projects. In certain cases, the cost of this machinery is factored into costs or prices charged to related customers; however, the costs may not be fully recovered, such as in the event sales to customers do not reach anticipated levels or the customer otherwise does not comply wit its reimbursement or other obligations. Among other factors, the Company may be affected by equipment malfunctions, the inability to configure machinery on a timely basis, training and operational needs related to the equipment, which may delay its utilization, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

     The Company is dependent upon its ability to hire, train, and retain a skilled work force. On occasion, the Company will contract for and/or hire temporary employees to increase the number of personnel in certain operations as project commitments require. The Company currently believes that it has appropriately aligned its staffing to be consistent with its current and anticipated levels of business activity. The failure of the Company to properly align and maintain skilled staffing levels could affect the future profitability of the Company. In addition, the Company may in the future incur additional employee expenses because of the need to maintain a work force in excess of current needs to service anticipated customer products; such a decision would increase expenses in the short term.

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

     The Company has disclosed information pertaining to these events in its fiscal 2005 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ending May 31, 2005.

     The Company had no commercial commitments to report as of the latest balance sheet date.

                                                     LESS THAN
CONTRACTUAL OBLIGATIONS                     TOTAL     1 YEAR     1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
-----------------------                    -------   ---------   -----------   -----------   -------------
                                                                   (IN THOUSANDS)
Long-term debt, including interest.......  $ 3,446    $1,458       $1,988         $  0            $0
Capital lease obligation.................        0         0            0            0             0
Operating lease..........................    6,774     2,051        4,559          164             0
Unconditional purchase obligations.......        0         0            0            0             0
Other long-term obligations..............        0         0            0            0             0
                                           -------    ------       ------         ----            --
Total contractual cash obligations.......  $10,220    $3,509       $6,547         $164            $0
                                           =======    ======       ======         ====            ==

     In addition, at May 31, 2005 the Company had borrowed $2.1 million against its $12.0 million bank revolver agreement and has $3.25 million outstanding on its term loan agreement. The Company is in compliance with its covenants under the related agreement.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

     The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At May 31, 2005, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties at an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

     In July 2003, the Company repurchased from Mr. Baksha 17,072 shares of common stock at $6.1466 per share, the average of the high and low trading prices for that day and the preceding two trading days. Mr. Baksha used the proceeds to repay his note according to the terms.

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

REVENUE RECOGNITION

     Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company's price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. The Company also offers certain of its customers the right to return products that do no meet the standards agreed upon. The Company continuously monitors and tracks such product returns, and while such returns have historically been minimal, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. In determining sales returns and allowances, the Company looks at historical returns of product as a percentage of net sales and accrues against current sales an estimated allowance for sales returns. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results. Certain contractual arrangements provide for an adjustment of sales price when defined conditions are realized. For example, if specialized equipment is kept running at specified levels, a performance bonus is allowed that increases sales price. Additionally, sales price is reduced when client sales levels achieve certain volumes. The Company also has contractual arrangements whereby identified fixed costs, overhead and profit are guaranteed regardless of minimum sales volume. The Company recognizes positive adjustments to the sales price when contractual conditions or performance standards are met. The Company recognizes sales price reductions as a charge to revenue when the loss is probable and estimable. Such adjustments to revenue are identified in specific contractual terms and are therefore, considered to be guaranteed.

ACCOUNTS AND NOTES RECEIVABLE

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customers current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique was used to compute this allowance at May 31, 2005 and 2004. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

INVENTORY

     The Company values its inventory at the lower of cost or market. For raw materials and work-in-process, cost is determined using the first-in, first-out method. Finished goods are valued based upon average selling prices less gross margins and expenditures incurred in disposal applicable to the related customer and product. The Company values finished goods on this basis because of the difficulty in determining cost and the inter-changeability of its inventory. Valuing inventories at either method requires the use of estimates and judgment. As discussed under "Further Disclosures Concerning Liquidity and Capital Resources, Including 'Off-Balance Sheet' Arrangements," customers may cancel their order, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of inventory. Any actions taken by the Company's customers that could impact the value of inventory are considered when determining inventory valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its inventory values accordingly.

PROPERTY, PLANT AND EQUIPMENT AND GOODWILL

     Annually or more frequently if events indicate an impairment was likely, the Company reviews goodwill to assess recoverability based upon estimated future results of operations and cash flows at the aggregate business unit level. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

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

     During December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees and Related Interpretations." SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

     In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated "that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." In addition, SFAS No. 151, requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 151 will have on its consolidated financial position and results of operations.

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

     At May 31, 2005, the Company had the following amounts outstanding on its credit agreement:

DESCRIPTION                                                     AMOUNT     MATURITY
-----------                                                   ----------   --------
Long-term loan..............................................  $3,250,000     2007
Revolving loan..............................................   2,100,000     2007

     The interest rate is variable and at May 31, 2005 was at a weighted average interest rate of 5.19%. Assuming the entire amount is outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest would increase (decrease) interest expense by approximately $53,500.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements (including the notes thereto and the accountants' report thereon) required by this item are set forth on pages F-1 and following of this Report, and are incorporated herein by reference. See also "Index to Financial Statements and Financial Statement Schedules" following Item 15 herein.

                                                                        QUARTER
                                                         -------------------------------------
2005                                                      FIRST    SECOND     THIRD    FOURTH
----                                                     -------   -------   -------   -------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales..............................................  $17,207   $19,474   $17,147   $21,761
Gross profit...........................................    3,759     3,687     3,711     4,319
Net income.............................................      703     1,278       570       676
Earnings per common share
  Basic................................................  $  0.21   $  0.38   $  0.17   $  0.20
  Diluted..............................................  $  0.21   $  0.37   $  0.17   $  0.20

                                                                        QUARTER
                                                         -------------------------------------
2004                                                      FIRST    SECOND     THIRD    FOURTH
----                                                     -------   -------   -------   -------
Net sales..............................................  $17,061   $19,342   $17,236   $19,158
Gross profit...........................................    2,513     3,868     3,070     4,090
Net income (loss)......................................     (207)      555       207       519
Earnings (loss) per common share
  Basic................................................  $ (0.06)  $  0.16   $  0.06   $  0.15
  Diluted..............................................  $ (0.06)  $  0.16   $  0.06   $  0.15

     The net sales amount presented for the second quarter of fiscal 2005 have been revised from those presented in our Form 10-Q due to a reclassification of $0.3 million from cost of goods sold to net sales. Gross profit was not affected by this reclassification.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN AUDITORS

     On February 23, 2005, the Company's Audit Committee dismissed PricewaterhouseCoopers LLP ("PwC") as the Company's independent registered public accounting firm. PwC's reports on the Company's consolidated financial statements as of and for the fiscal years ended May 31, 2003 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

     During the fiscal years ended May 31, 2003 and 2004, and through February 23, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC's satisfaction, would have caused PwC to make reference thereto in their reports on the financial statements for such years. No reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal years ended May 31, 2003 and 2004 or through February 23, 2005.

     On February 23, 2005, the Audit Committee appointed Virchow, Krause and Company LLP ("Virchow Krause") as the Company's new independent registered public accounting firm. During the fiscal years ended May 31, 2003 and 2004, and through February 23, 2005, neither the Company nor anyone acting on its behalf consulted with Virchow Krause regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

     The Audit Committee's decision resulted from a process, intended to manage costs, in which several firms were invited to submit audit proposals. Based on the fee proposals which it received, the Committee expected that the Company's audit fees will be reduced as a result of this change. Also, the Committee believed that, as the Company is a relatively small public company, it may be able to receive increased access to, and enhanced service from, a smaller auditing firm rather than in the case of a large independent auditing firm due to the competing demands on a large firm's time and attention, especially in view of the increased responsibilities of auditors.

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

     Internal Control Over Financial Reporting: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item is incorporated herein by reference to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about October 19, 2005 ("2005 Annual Meeting Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference to "Election of Directors -- Directors' Fees" and "Executive Compensation" in the 2005 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management and Executive Compensation -- Aggregate Options" in the 2005 Annual Meeting Proxy Statement, in addition to the table below.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item is incorporated by reference to "Certain Transactions" in the 2005 Annual Meeting Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information in response to this item is incorporated by reference to "Auditors" in the 2005 Annual Meeting Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Registered Public Accounting Firm.....   F-2
Consolidated Balance Sheets as of May 31, 2005 and 2004.....   F-4
Consolidated Statements of Operations for the years ended
  May 31, 2005, 2004 and 2003...............................   F-5
Consolidated Statements of Shareholders' Equity for the
  years ended May 31, 2005, 2004 and 2003...................   F-6
Consolidated Statements of Cash Flows for the years ended
  May 31, 2005, 2004 and 2003...............................   F-7
Notes to Consolidated Financial Statements..................   F-8

     The following statement and financial statement schedule of the Company appear on the indicated pages in this Form 10-K Annual Report:

                                                               PAGE
                                                              NUMBER
                                                              IN 10-K
                                                              -------
Statement of Management Responsibility for Financial
  Statements................................................   F-20
For each of the three years in the period ended May 31,
  2005:
Schedule II -- Valuation and Qualifying Accounts............   F-21

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Outlook Group Corporation and Subsidiaries
Neenah, WI

     We have audited the accompanying consolidated balance sheet of Outlook Group Corporation and Subsidiaries ("Company"), as of May 31, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. We have also audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Outlook Group Corporation and Subsidiaries as of May 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ Virchow, Krause & Company, LLP

Green Bay, WI
July 12, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Outlook Group Corp. and Subsidiaries:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Outlook Group Corp. and its subsidiaries at May 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the two years in the period ended May 31, 2004 listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note A, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets," effective June 1, 2002.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
August 17, 2004

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               MAY 31,     MAY 31,
                                                                2005        2004
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                    AMOUNTS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $    931    $      2
  Accounts receivable, less allowance for doubtful accounts
    of $585 and $730, respectively..........................    10,166       8,283
  Note receivables -- current, less allowance for doubtful
    accounts of $71 and $105, respectively..................       261         178
  Inventories...............................................    11,213      10,394
  Deferred income taxes.....................................       614         723
  Income taxes refundable...................................        68         438
  Other.....................................................       724         858
                                                              --------    --------
    Total current assets....................................    23,977      20,876
                                                              --------    --------
Property, plant, and equipment
  Assets held for sale......................................       812         812
  Land......................................................       309         309
  Building and improvements.................................    10,653      10,040
  Machinery and equipment...................................    46,535      40,821
                                                              --------    --------
                                                                58,309      51,982
    Less: accumulated depreciation..........................   (33,069)    (31,178)
                                                              --------    --------
                                                                25,240      20,804
Notes receivable non-current, less allowance for doubtful
  accounts of $0 and $16, respectively......................       263          59
Goodwill....................................................       800         800
Other assets................................................        97         385
                                                              --------    --------
    Total non-current assets................................    26,400      22,048
                                                              --------    --------
      Total assets..........................................  $ 50,377    $ 42,924
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Bank revolver loan........................................  $  2,100    $  1,850
  Current maturities of long-term debt......................     1,375          --
  Accounts payable..........................................     4,583       2,308
  Bank overdraft............................................        --       1,500
  Accrued liabilities
    Salaries and wages......................................     2,343       1,870
    Other...................................................       721         795
                                                              --------    --------
      Total current liabilities.............................    11,122       8,323
                                                              --------    --------
Long-term debt, less current maturities.....................     1,875          --
Deferred income taxes.......................................     4,274       3,943
                                                              --------    --------
                                                                 6,149       3,943
                                                              --------    --------
Commitments and contingencies (Note G)
Shareholders' Equity........................................
  Cumulative preferred stock, $.01 par value -- authorized
    1,000,000 shares; none issued...........................        --          --
  Common stock, $.01 par value -- authorized 15,000,000
    shares; 5,242,382 shares issued and outstanding at May
    31, 2005 and 2004.......................................        52          52
  Additional paid-in capital................................    19,244      19,244
  Retained earnings.........................................    26,270      23,822
  Officer loans.............................................      (274)       (274)
                                                              --------    --------
                                                                45,292      42,844
  Less: 1,856,905 shares of treasury stock at cost..........   (12,186)    (12,186)
                                                              --------    --------
    Total shareholders' equity..............................    33,106      30,658
                                                              --------    --------
      Total liabilities and shareholders' equity............  $ 50,377    $ 42,924
                                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED MAY 31,
                                                           ------------------------------------
                                                              2005         2004         2003
                                                           ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT SHARE AND
                                                                    PER SHARE AMOUNTS)
Net sales................................................  $   75,589   $   72,797   $   61,014
Cost of goods sold.......................................      60,113       59,256       50,760
                                                           ----------   ----------   ----------
  Gross profit...........................................      15,476       13,541       10,254
Selling, general and administrative expenses.............      11,122       11,585       11,013
Recovery of bad debt.....................................      (1,214)          --           --
                                                           ----------   ----------   ----------
  Operating profit (loss)................................       5,568        1,956         (759)
Other income (expense):
  Interest expense.......................................        (225)        (310)         (17)
  Interest and other income..............................          80          173          219
                                                           ----------   ----------   ----------
Earnings (loss) from operations before income taxes and
  cumulative effect of change in accounting principle....       5,423        1,819         (557)
Income tax expense (benefit).............................       2,196          745         (226)
                                                           ----------   ----------   ----------
Earnings (loss) before cumulative effect of change in
  accounting principle...................................       3,227        1,074         (331)
Cumulative effect of change in accounting principle (net
  of tax)................................................          --           --         (236)
                                                           ----------   ----------   ----------
Net earnings (loss)......................................  $    3,227   $    1,074   $     (567)
                                                           ==========   ==========   ==========
Net earnings (loss) per share:
Earnings (loss) per share before cumulative effect of
  change in accounting principle -- Basic................  $     0.95   $     0.32   $    (0.10)
Per share cumulative effect of change in accounting
  principle (net of tax) -- Basic........................          --           --   $    (0.07)
                                                           ----------   ----------   ----------
Net earnings (loss) per share -- Basic...................  $     0.95   $     0.32   $    (0.17)
                                                           ==========   ==========   ==========
Earnings (loss) per share before cumulative effect of
  change in accounting principle -- Diluted..............  $     0.94   $     0.32   $    (0.10)
Per share cumulative effect of change in accounting
  principle (net of tax) -- Diluted......................          --           --        (0.07)
                                                           ----------   ----------   ----------
Net earnings (loss) per share -- Diluted.................  $     0.94   $     0.32   $    (0.17)
                                                           ==========   ==========   ==========
Weighted average number of shares outstanding
  Basic..................................................   3,385,477    3,370,485    3,353,875
  Diluted................................................   3,431,945    3,403,589    3,353,875
Dividends paid per common share..........................  $     0.22   $     0.20   $     0.15

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED MAY 31, 2005, 2004 AND 2003

                               COMMON STOCK      ADDITIONAL                           TREASURY STOCK
                            ------------------    PAID-IN-    RETAINED   OFFICER   --------------------
                             SHARES     AMOUNT    CAPITAL     EARNINGS    LOANS     SHARES      AMOUNT     TOTAL
                            ---------   ------   ----------   --------   -------   ---------   --------   -------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Balances at May 31,
  2002....................  5,137,382    $51      $18,828     $24,659     $(435)   1,789,063   $(11,739)  $31,364
  Officer loans...........         --     --           --          --        61           --         --        61
  Dividends declared ($.20
    per share)............         --     --           --        (670)       --           --         --      (670)
  Exercise of employee
    stock options.........     15,000      1           60          --        --           --         --        61
  Net loss................         --     --           --        (567)       --           --         --      (567)
                            ---------    ---      -------     -------     -----    ---------   --------   -------
Balances at May 31,
  2003....................  5,152,382     52       18,888      23,422      (374)   1,789,063    (11,739)   30,249
                            ---------    ---      -------     -------     -----    ---------   --------   -------
  Repayment of officer
    loan..................         --     --           --          --       100       17,072       (105)       (5)
  Dividends declared ($.20
    per share)............         --     --           --        (674)       --           --         --      (674)
  Exercise of employee
    stock options (76,500
    through cashless
    exercise).............     90,000     --          356          --        --       50,770       (342)       14
  Net earnings............         --     --           --       1,074        --           --         --     1,074
                            ---------    ---      -------     -------     -----    ---------   --------   -------
Balances at May 31,
  2004....................  5,242,382     52       19,244      23,822      (274)   1,856,905    (12,186)   30,658
                            ---------    ---      -------     -------     -----    ---------   --------   -------
  Dividends declared ($.23
    per share)............         --     --           --        (779)       --           --         --      (779)
  Net earnings............         --     --           --       3,227        --           --         --     3,227
                            ---------    ---      -------     -------     -----    ---------   --------   -------
Balances at May 31,
  2005....................  5,242,382    $52      $19,244     $26,270     $(274)   1,856,905   $(12,186)  $33,106
                            =========    ===      =======     =======     =====    =========   ========   =======

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED MAY 31,
                                                                -----------------------------
                                                                 2005       2004       2003
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................    $ 3,227    $ 1,074    $  (567)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
  Depreciation and amortization.............................      3,189      3,325      3,446
  Provision for doubtful accounts...........................     (1,103)       373      1,008
  (Gain) loss on sale of assets.............................       (315)       (58)        64
  Deferred income taxes.....................................        440        766         71
  Paragon impairment........................................         --         --        196
  Cumulative effect of change in accounting principle.......         --         --        352
Change in assets and liabilities, net of effect of
  acquisitions and disposals of businesses:
  Accounts and notes receivable.............................       (705)    (1,657)       (17)
  Inventories...............................................       (835)    (2,444)    (2,517)
  Income taxes..............................................        370        392       (810)
  Accounts payable..........................................      2,275        283        (78)
  Accrued liabilities.......................................        399        678       (583)
  Other.....................................................        185       (251)       (26)
                                                                -------    -------    -------
         Net cash provided by operating activities..........      7,127      2,481        539
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of business............................         38         --         --
  Purchase of business, net of cash acquired................         --         --     (1,247)
  Acquisition of property, plant and equipment..............     (7,884)    (3,214)    (4,730)
  Proceeds from sale of assets..............................        513        276        570
  Loan repayment by officers................................         --         --         61
                                                                -------    -------    -------
         Net cash used in investing activities..............     (7,333)    (2,938)    (5,346)
                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in revolving credit arrangement borrowings.......        250        350      1,500
  Long-term debt borrowings.................................      4,000         --         --
  Increase (decrease) in bank overdraft.....................     (1,500)       771        729
  Payment on long-term borrowings...........................       (750)        --         --
  Exercise of stock options.................................         --         53         61
  Debt issuance cost........................................       (120)        --         --
  Dividends paid............................................       (745)      (673)      (502)
  Purchase of treasury stock................................         --        (44)        --
                                                                -------    -------    -------
         Net cash provided by financing activities..........      1,135        457      1,788
                                                                -------    -------    -------
Net increase (decrease) in cash.............................        929         --     (3,019)
Cash and cash equivalents at beginning of year..............          2          2      3,021
                                                                -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $   931    $     2    $     2
                                                                =======    =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year:

                                                                 2005       2004       2003
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
  Interest..................................................    $   210    $   301    $    10
  Income taxes..............................................    $ 1,386    $  (393)   $   657

The accompanying notes are an integral part of the financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2005, 2004 AND 2003

     Outlook Group Corp. is a printing, packaging and direct marketing company with its principal operations in Wisconsin. The Company offers a wide variety of services in markets including specialty print, project management, label and packaging materials and direct mail. The workforce is not subject to a collective bargaining agreement. The Company has two principal operating segments. The Company primarily markets its products to U.S. based companies and to a lesser extent companies operating in Europe and Asia.

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

     The following is a summary of Outlook Group Corp. and its wholly owned subsidiaries ("Company") significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements:

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of allowances for doubtful accounts and the valuation of inventories and deferred income tax assets.

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

Shipping and Handling Fees and Costs

     The Company has adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No, 00-10 "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling fees are classified in net sales and the related costs are reflected in costs of goods sold.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less. The Company may at times maintain balances at financial institutions that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Account and Note Receivables

     The Company performs ongoing credit evaluations of its customers and adjusts the unsecured credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customers current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collections issues that have been identified. The Company values account and note receivables net of an allowance for uncollectible accounts. The Company's general policy is to consider past due, any invoices that are beyond the agreed upon terms.

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

     As of May 31, 2005, 54% of the accounts receivable balance relates to five clients and at May 31, 2004, 58% of the accounts receivable balance relates to five clients.

     Net notes receivable at May 31, 2005 and 2004 were $524,000 and $237,000, respectively. The amounts recorded are net of reserves for potential uncollectibility of $71,000 and $121,000, respectively. The carrying value of these notes approximates fair value, as they are interest bearing at rates that approximate market rates of interest based on similar instruments with comparable risks.

Inventories

     The Company values its inventory at the lower of cost or market. For raw materials and work-in-process, cost is determined using the first-in, first-out method. Finished goods are valued based upon average selling prices less gross margins and expenditures incurred in disposal applicable to the related customer and product. The Company values finished goods on this basis because of the difficulty in determining cost and the inter-changeability of its inventory. Valuing inventories at either method requires the use of estimates and judgment. As discussed under "Risk and Other Cautionary Factors," customers may cancel their order, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could create excess inventory levels, which would impact the valuation of inventory. Any actions taken by the Company's customers that could impact the value of inventory are considered when determining inventory valuations. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on its forecast of product demand and production requirements. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company were not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its inventory values accordingly.

Property, Plant and Equipment

     Property and equipment primarily represent manufacturing property, plant and equipment and are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. Depreciable lives for financial statement purposes are as follows:

Buildings and improvements..................................    10 - 40 years
Machinery and equipment.....................................     5 - 10 years

     Depreciation expense was $3,186,000, $3,286,000, and $3,210,000 for the years ended May 31, 2005, 2004 and 2003, respectively. Significant additions or improvements extending the useful lives of assets are capitalized. Repairs and maintenance are charged to earnings as incurred. Upon retirement or disposal of assets, the applicable costs and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income.

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

     The Company continues to pursue the sale of its Troy, Ohio facility. The Company has previously leased this facility to a third party. At the time the tenant vacated the facility an impairment review was performed. The building was depreciated until the point of vacancy. The net value of the land and building remains at approximately $0.8 million, the net book value of the related assets when it was no longer an income-producing asset and is accounted for as a "held for sale asset" under SFAS 144. The Company had an appraisal of the property which indicate a market value above book value.

Goodwill

     On June 1, 2002 the Company adopted the provision of FAS No. 142 "Goodwill and Other Intangible Assets" for evaluating and establishing any reserves for intangible assets determined to be impaired. Intangible assets are included within non-current assets and include goodwill, which represents costs in excess of net assets of businesses acquired, loan costs and capital lease placement fees. Annually or more frequently if events indicate an impairment was likely, the Company reviews goodwill to assess recoverability based upon estimated future results of operations and cash flows at the aggregate business unit level. As a result, the Company recorded a transitional goodwill impairment charge as of June 1, 2002 of approximately $352,000 ($236,000 net of income taxes), which is reflected as a cumulative effect of accounting change in the Consolidated Statement of Earnings. As of May 31, 2005 and 2004 respectively, the Company had $0.8 million recorded as the value of goodwill. These values are net of accumulated goodwill amortization of $0.7 million. There was no impairment evident at May 31, 2005. At May 31, 2003, the Company charged $0.2 million against its results of operations, related to the impairment of technology and $0.2 million related to the amortization of a customer list, both of which related to its June 2002 acquisition of Paragon Direct. These costs are included as amortization expense in the selling, general and administrative expense portion of the consolidated Statements of Operations.

Stock Based Compensation

     FAS 148, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     The outstanding stock options at May 31, 2005 have a range of exercise prices between $4.265 and $5.81 per share, a weighted average contractual life of approximately 5 years, and a maximum term of 10 years from the date of grant. At May 31, 2005, all outstanding 141,000 options are exercisable at a weighted average exercise price of $4.96. The options had a three year vesting term and are fully vested as of May 31, 2005 and 2004, respectively. There were no options granted during 2005 or 2004. The weighted average fair value at date of grant for options granted during 2003 was $0.975. The fair value of options, at date of grant, for options granted in 2003 was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                2003
                                                               ------
Expected life (years).......................................     2
Risk-free interest rate.....................................   3.72%
Expected volatility.........................................   42.1%
Expected dividend yield.....................................     4%

     The Company applies Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the statement of operations. Had compensation cost been determined under an alternative method suggested by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," the pro forma effect on the 2005, 2004 and 2003 net earnings would have been $(0), $(11,400), and $(23,800), respectively. The pro forma effect on the 2005, 2004 and 2003 earnings per share for both basic and diluted would have been $(0.00), $(0.00), and $(0.01), respectively.

Income Taxes

     Deferred tax assets, net of any applicable valuation allowance, and deferred tax liabilities are established for the future tax effects of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes, as measured by applying current tax laws.

     The Company is taxed as a C-Corporation and files a consolidated federal income tax return and individual state income tax returns. Amounts provided for income tax expenses are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences related principally to different methods used for depreciation for income tax purposes, vacation accruals, net operating losses, inventory capitalization requirements of the Internal Revenue Code, allowances for doubtful accounts and obsolete inventory and other carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period. All options were dilutive for the periods ended May 31, 2005 and 2004.

     The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                                                2005        2004        2003
                                                              ---------   ---------   ---------
Basic.......................................................  3,385,477   3,370,485   3,353,875
Effect of dilutive securities -- stock options..............     46,468      33,104           0
                                                              ---------   ---------   ---------
Diluted.....................................................  3,431,945   3,403,589   3,353,875
                                                              =========   =========   =========

     Options to purchase 40,159 shares of common stock were outstanding during fiscal 2003, but were not included in the computation of diluted shares because the effect of including such options would have been anti-dilutive to the net loss.

Financial Instruments

     The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, note payable to bank, convertible note payable, mortgage payable and capital lease obligation approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Recently Issued Accounting Standards

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

     In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated "that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." In addition, SFAS No. 151, requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 151 will have on its consolidated financial position and results of operations.

NOTE B -- INVENTORIES

                                                               2005      2004
                                                              -------   -------
Raw materials...............................................  $ 4,169   $ 3,996
Work in process.............................................      892     1,065
Finished goods..............................................    6,152     5,333
                                                              -------   -------
  Total.....................................................  $11,213   $10,394
                                                              =======   =======

NOTE C -- BANK REVOLVER LOAN

     On May 12, 1999, the Company entered into an Amended and Restated Loan and Security Agreement (the "Agreement") with its bank, which provided a revised credit facility. Under the old Agreement, the lender provided a $15.0 million credit facility comprised of a revolving line of credit commitment (the "Revolver") and letters of credit. Borrowings under the Revolver bore interest, at the Company's option, at a bank determined reference rate or an IBOR based rate. The Company's old agreement, as extended, expired on August 11, 2004.

     In August 2004, the Company entered into an Amended and Restated Loan and Security Agreement (the "New Agreement") under which the Company's borrowing capacity was renewed and expanded to $16.0 million. Of that amount, $4.0 million is a term facility and the balance remains a revolver. Interest on any debt outstanding can vary with the Company's selection to have debt based upon margins over the bank determined preference or an Interbank Offered Rate ("IBOR") rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as determined against a pre-determined performance chart. The Company is subject to an unused line fee of 0.50% to maintain its credit facility. The New Agreement expires on August 11, 2007. The weighted average interest rate under the New Agreement was 4.29% at May 31, 2005; that rate was 4.25% under the Old Agreement at May 31, 2004. The stated rate at May 31, 2005 was 6.0%.

     The Company paid $120,000 to amend the facility Agreement. These costs were capitalized and are being amortized over the life of the agreement. The agreement was accounted for as a modification of debt. The straight line method approximates the interest method.

     Substantially all of the Company's non-asset real estate assets have been pledged as collateral on the debt agreement. The creditor party to the revolving credit arrangement has a priority security interest over the remaining creditors. The revolving credit agreement is subject to the terms of certain agreements which contain provisions setting forth, among other things, fixed charges restrictions, net worth and debt-to-equity requirements, and restrictions on property and equipment additions, loans, investments, other borrowings, acquisitions and redemption's of the Company's stock or the issuance of stock except for cash. At May 31, 2005 all covenants were met.

     The following is a schedule, by fiscal year, of the required payments on the Company's long-term debt:

LONG-TERM DEBT                                                  (IN THOUSANDS)
--------------                                                  --------------
2005........................................................        $1,375
2006........................................................         1,500
2007........................................................           375
                                                                    ------
     Total..................................................        $3,250
                                                                    ======

NOTE D -- EMPLOYEE BENEFIT PLANS

     The Company offers a 401(k) savings plan for all employees that meet certain eligibility requirements. Employee contributions to the plan are made through payroll deductions. In addition, the Company matches 40-50% of the first 6% of each employee's contribution. Employer matching contributions under the 401(k) plan for the years ended May 31, 2005, 2004, and 2003 were $269,000, $269,000, and $257,000, respectively.

NOTE E -- INCOME TAXES

                                                                 2005     2004    2003
                                                                ------    ----    -----
Current:
  Federal...................................................    $1,506    $(31)   $(424)
  State.....................................................       250      10       11
                                                                ------    ----    -----
                                                                 1,756     (21)    (413)
                                                                ------    ----    -----
Deferred:
  Federal...................................................       162     630      210
  State.....................................................       278     136      (23)
                                                                ------    ----    -----
                                                                   440     766      187
                                                                ------    ----    -----
                                                                $2,196    $745    $(226)
                                                                ======    ====    =====

                                                                2005       2004       2003
                                                                ----       ----       ----
Statutory federal income tax rate...........................    34.0%      34.0%      34.0%
State income taxes, net.....................................     4.2%       5.6%       1.7%
Other.......................................................     2.3%       1.3%       4.9%
                                                                ----       ----       ----
                                                                40.5%      40.9%      40.6%
                                                                ====       ====       ====

                                                                 2005       2004
                                                                -------    -------
Deferred tax assets:
  Employee benefits.........................................    $   231    $   225
  Inventory.................................................        181        175
  Accounts and notes receivable.............................         94        186
  Intangible assets.........................................          8        185
  Tax carry forwards........................................        326        453
  Other.....................................................        108         70
                                                                -------    -------
                                                                    948      1,294
Valuation allowance.........................................       (108)       (72)
                                                                -------    -------
                                                                    840      1,222
Deferred tax liabilities:
  Property, plant and equipment.............................     (4,500)    (4,442)
                                                                -------    -------
                                                                 (4,500)    (4,442)
                                                                -------    -------
Net deferred income tax liability...........................    $(3,660)   $(3,220)
                                                                =======    =======

     The valuation allowance primarily reflects operating loss carryforwards in certain states for which utilization is uncertain.

     At May 31, 2005, the Company has available state net operating loss (NOL) carryforwards of approximately $4,340,000 for income tax purposes. These NOL carryforwards expire at various dates from 2008 through 2017.

     The Company also has general business credits and other tax credit carryforwards of approximately $128,000 to offset future tax liabilities in Wisconsin from 2008 through 2025.

NOTE F -- STOCK OPTIONS

     In 1999, the shareholders approved the 1999 Stock Option Plan ("the 1999 Plan") that provides for the granting of stock as an incentive to officers, directors and certain key salaried employees. The 1999 Plan provides for the issuance of options on up to 200,000 shares of common stock at an exercise price that may not be less than the market price of the common stock on the date of the grant. Options granted under the 1999 Plan have a general life of ten years and become exercisable over a three-year vesting period from the date of the grant. As of May 31, 2005 there were 141,000 fully vested options outstanding under the 1999 Plan.

     Transactions under the option plans and the directors options during the years ended May 31, 2005, 2004, and 2003 are summarized as follows:

                                             2005                 2004                 2003
                                      ------------------   ------------------   ------------------
                                                WEIGHTED             WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                      SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                      -------   --------   -------   --------   -------   --------
Options outstanding, beginning of
  year..............................  141,000    $4.96     246,750    $4.57     262,000    $4.57
Granted.............................       --       --          --       --      10,000     5.02
Exercised...........................       --       --     (90,000)    3.96     (15,000)    4.00
Expired.............................       --       --     (15,750)    4.57     (10,250)    5.77
                                      -------    -----     -------    -----     -------    -----
Options outstanding, end of year....  141,000    $4.96     141,000    $4.96     246,750    $4.57
                                      =======    =====     =======    =====     =======    =====

     The options outstanding by range of exercise price are as follows:

               NUMBER OF OPTIONS OUTSTANDING                   EXERCISE PRICE
               -----------------------------                   --------------
 15,000.....................................................      $4.2650
 31,000.....................................................      $4.3000
 35,000.....................................................      $4.6250
 10,000.....................................................      $5.0150
  5,000.....................................................      $5.6875
 45,000.....................................................      $5.8125
141,000

NOTE G -- COMMITMENTS AND CONTINGENCIES

     The Company has a number of operating lease agreements primarily involving manufacturing equipment and warehouse space. These leases are non-cancelable and expire on various dates as shown below.

     The following is a schedule, by fiscal year, of the rental payments due under non-cancelable operating leases, as of May 31, 2005:

                                                              (IN THOUSANDS)
2006........................................................      $2,051
2007........................................................       1,916
2008........................................................       2,192
2009........................................................         451
2010........................................................         156
Thereafter..................................................           9

     Rent expense for the years ended May 31, 2005, 2004, and 2003 was $2,316,000, $2,470,000, and $2,321,000 respectively.

     In the opinion of management, the company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.

NOTE H -- OPERATING SEGMENTS AND MAJOR CLIENTS

     The Company has two reportable segments, Graphics and Web. These two segments are strategic operations that offer different products and services. Outlook Graphics produces custom printed products on a wide range of media including newsprint, coated paper and heavy board, including paperboard packaging using off-set sheet fed and digital presses. Outlook Graphics also provides finishing services, contract packaging, direct marketing and collateral information management and distribution services. Outlook Web manufactures items such as coupons, pressure sensitive specialty labels, printed vinyl cards, cartons, sweepstakes and specialty game pieces, flexographic printing, slitting and laminating of flexible packaging films. The Web operation has flexographics, rotary letterpress, laminating and slitting capabilities.

     The accounting policies of the reportable segments are the same as those described in Note A, Summary of Significant Accounting Policies. The Company evaluates the performance of its reportable segments based on the income from operations of the respective business units.

     Summarized financial information for the years ended May 31, 2005, 2004 and 2003 are as follows:

                                                              GRAPHICS     WEB      TOTAL
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
2005
Net sales...................................................  $45,289    $30,300   $75,589
Depreciation and amortization...............................    1,896      1,293     3,189
Interest income.............................................       58          7        65
Interest expense............................................      225         --       225
Income tax expense..........................................    1,730        466     2,196
Net earnings................................................    2,405        822     3,227
Recovery of bad debt........................................    1,214         --     1,214
Capital expenditures........................................    6,141      1,743     7,884
Total assets................................................  $34,525    $15,852   $50,377
2004
Net sales...................................................  $44,345    $28,452   $72,797
Depreciation and amortization...............................    1,913      1,412     3,325
Interest income.............................................       15         10        25
Interest expense............................................      310          0       310
Income tax expense..........................................      263        482       745
Net earnings................................................      357        717     1,074
Capital expenditures........................................    2,357        857     3,214
Total assets................................................  $27,783    $15,141   $42,924
2003
Net sales...................................................  $32,181    $28,833   $61,014
Depreciation and amortization...............................    1,775      1,671     3,446
Interest income.............................................       59         --        59
Interest expense............................................       17         --        17
Income tax expense (benefit), including cumulative effect of
  change in accounting principle............................     (784)       442      (342)
Net earnings (loss).........................................   (1,477)       910      (567)
Cumulative effect of change in accounting principle.........     (236)        --      (236)
Capital expenditures........................................    4,184        546     4,730
Total assets................................................  $23,614    $16,155   $39,769

     In fiscal 2005, International Masters Publishers Inc. ("IMP") represented 20.3% of the Company's net sales. During fiscal 2004 IMP represented 20.6% of the Company's net sales. During fiscal 2003 no clients accounted for more than 10% of the Company's net sales. IMP is included under the Graphics business segment.

     In July 2004, the Company sold certain assets of its Paragon Direct Division ("Paragon Direct") to A.B. Data, Ltd. In the transaction, A.B. Data also assumed specified contractual obligations of Paragon Direct. The transaction was effective as of June 30, 2004. Outlook Group Corp. retained relationships with certain customers who use multiple Outlook Group services and continues to make these types of services available to other customers directly or through ongoing arrangements with A.B. Data or other service providers. Paragon Direct was part of the Graphics business segment.

     The following table shows the geographical information for revenues and long-lived assets:

GEOGRAPHIC INFORMATION

                           SALES                                   2005
                           -----                              --------------
                                                              (IN THOUSANDS)
United States...............................................     $68,776
Canada......................................................          28
Mexico......................................................           7
Ireland.....................................................       1,711
China.......................................................       3,301
Puerto Rico.................................................       1,766
                                                                 -------
  Total.....................................................     $75,589

                     LONG-LIVED ASSETS                             2005
                     -----------------                        --------------
United States...............................................     $25,240

     Geographical information has not been provided for fiscal years prior to 2005. Revenues in these periods, from foreign countries are immaterial.

NOTE I -- ACCOUNTS AND NOTES RECEIVABLE

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customers current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amounts that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. The same technique used to compute this allowance at May 31, 2004 has been used throughout fiscal 2005. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

NOTE J -- RELATED PARTY TRANSACTIONS

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

NOTE K -- SALE OF PARAGON DIRECT

     On July 7, 2004, the Company sold certain assets of its Paragon Direct division to A.B. Data, Ltd. While A.B. Data acquired certain customer relationships which were with Paragon Direct, the Company retained relationships with other customers who use multiple company services and can continue to make these types of services available to other customers directly or through ongoing arrangements with A.B. Data or other providers.

     The transaction provided for a total purchase price equaling the book value of the assets which were sold, at approximately $0.4 million. Of that amount, approximately $40,000 was paid at closing, and the balance will be paid periodically over four years. The Company retained, among other assets, account receivables, the facility lease, and certain customer agreements and software licenses. The Company and A.B. Data have also entered into agreements under which they may sell each others services for specified commissions, and the Company will make limited payments to A.B. Data if Paragon Direct continuing sales are below specified amounts in the future. This agreement is in effect for four years. The amounts of any payments arising out of this agreement are not determinable at this time, although the contractual maximum exposure is $85,000 annually. The potential payments, if any, will be recognized, when probable and estimable. For the current agreement year, we do not expect there will be any payments due by the Company. A.B. Data has also committed to making Paragon Direct services available to the Company to support its customers.

     The sale was accounted for as a divestiture because title to the assets transferred, A.B. Data will control and manage the assets, the buyer has the financial ability to pay on the note, and the contingent purchase price provisions related to sales do not in and of themselves guarantee that A.B. Data will be able to pay the note. In addition, at the time of the sale, annual Paragon Direct revenues exceeded the continuing sales target provided in the purchase agreement.

     As discussed above, if A.B. Data's sales were below specified amounts in the future, the Company would be required to make contingent payments to A.B. Data. These potential payments would be recognized, if any, when probable and estimable. At this time, the Company does not expect to record any contingency or make any related payments.

     The sale was not reported as a discontinued operation because the assets of Paragon Direct did not constitute a segment or component of the Company's business and the Company retained assets and on-going service capabilities associated with Paragon Direct customers.

NOTE L -- CONCENTRATION OF RISK

     A substantial portion of the Company's net sales and accounts receivable are represented by the IMP supply agreement. The sales related to this agreement are within the Graphics segment. During fiscal 2005, IMP accounted for approximately 20.3% of net sales. During fiscal 2004, IMP accounted for approximately 20.6% of net sales. As of May 31, 2005, IMP represented approximately 17% of the Company's accounts receivable balance. As sales to contractual customers such as IMP become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. The loss of IMP or one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

NOTE M -- RECOVERY OF BAD DEBT

     On October 5, 2004, the Company received $1.2 million in payment of a judgment in favor of Outlook Group relating to a former customer, which owed the Company approximately $0.9 million, plus interest and costs of collection. The obligation was for funds advanced to that customer in fiscal 1994 and in respect of subsequent services. To resolve and settle the matter, the Company accepted the payment as full satisfaction of its judgment.

     As a result of non-payment, and delays and substantial uncertainties in collecting any amounts due by the former customer, the Company began to establish substantial reserves against the amounts due from this customer beginning in fiscal 1998, and had fully reserved for this by fiscal 2003. The amount received was taken into pre-tax income in the second quarter of fiscal 2005, ended November 27, 2004.

NOTE N -- SUBSEQUENT EVENTS (UNAUDITED)

     In July 2005, the Company signed a two-year supply agreement with P&G to produce, package and carton a new consumer product. Based on current expectations and orders to date, the contract is currently expected to generate revenues of approximately $18 to $20 million over its life; however, future revenues are subject to customer demand, adequate performance under the contract and other factors and conditions.

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                ADDITIONS
                                                     BALANCE    CHARGED TO
                                                    BEGINNING   COSTS AND                  BALANCES
ACCOUNTS RECEIVABLE                                  OF YEAR     EXPENSES    DEDUCTIONS   END OF YEAR
-------------------                                 ---------   ----------   ----------   -----------
YEAR ENDED MAY 31, 2005
  Allowance for doubtful accounts.................    $730         462          607          $585
  Allowance for note receivables..................     121          --           50            71
  Allowance for obsolete inventory................     120          --           --           120
  Allowance for deferred taxes....................      72          36           --           108
YEAR ENDED MAY 31, 2004
  Allowance for doubtful accounts.................     478         252           --           730
  Allowance for note receivables..................     652         121          652           121
  Allowance for obsolete inventory................     120          --           --           120
  Allowance for deferred taxes....................      --          72           --            72
YEAR ENDED MAY 31, 2003
  Allowance for doubtful accounts.................     459         895          876           478
  Allowance for note receivables..................     477         175           --           652
  Allowance for obsolete inventory................     120          --           --           120

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OUTLOOK GROUP CORP.

SEPTEMBER 2, 2005
                                          BY /s/ JOSEPH J. BAKSHA
                                            ------------------------------------
                                            JOSEPH J. BAKSHA, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF AUGUST 26, 2005.

             SIGNATURE AND TITLE                            SIGNATURE AND TITLE
             -------------------                            -------------------

            /s/ JOSEPH J. BAKSHA                           /s/ JEFFRY H. COLLIER
---------------------------------------------  ---------------------------------------------
       Joseph J. Baksha, President and                  Jeffry H. Collier, Director
      Chief Executive Officer; Director
        (principal executive officer)

             /s/ PAUL M. DREWEK                             /s/ JAMES L. DILLON
---------------------------------------------  ---------------------------------------------
               Paul M. Drewek                            James L. Dillon, Director
           Chief Financial Officer
(principal financial and accounting officer)

           /s/ RICHARD C. FISCHER                             /s/ PAT RICHTER
---------------------------------------------  ---------------------------------------------
  Richard C. Fischer, Chairman and Director                Pat Richter, Director

            /s/ HAROLD J. BERGMAN                         /s/ A. JOHN WILEY, JR.
---------------------------------------------  ---------------------------------------------
         Harold J. Bergman, Director                   A. John Wiley, Jr., Director

            /s/ JANE M. BOULWARE
---------------------------------------------
         Jane M. Boulware, Director

                              OUTLOOK GROUP CORP.
                                (THE "COMPANY")

                                 EXHIBIT INDEX
                                       TO
                   ANNUAL REPORT ON FORM 10-K FOR FISCAL 2005

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------                -------                      -------------------         --------------
 3(i)     Restated Articles of               Exhibit 3(i) to the Company's
          Incorporation of the Company as    Annual Report on Form 10-K for
          amended through November 1, 1994   the fiscal year ended May 31,
                                             1995
 3(ii)    Restated Bylaws of the Company     Exhibit 3(ii) to the Company's
          (as adopted on August 19, 1998)    Annual Report on Form 10-K for
                                             the fiscal year ended May 31,
                                             1998
 4.1      Articles III, IV and VI of the     Contained in Exhibit 3.1 hereto
          Restated Articles of
          Incorporation of the Company
 4.2(a)   Amended and Restated Loan and      Exhibit 4.3(b) to the Company's
          Security Agreement dated May 12,   Annual Report on Form 10-K for
          1999 among the Company and its     the fiscal year ended May 31,
          subsidiaries and Bank of America   1999 ("1999 10-K")
          National Trust and Savings
          Association
 4.2(b)   Amendment No. 1 thereto dated      Exhibit 4.2(b) to the Company's
          November 30, 1999                  Annual Report on Form 10-K for
                                             the fiscal year ended May 31,
                                             2004 ("2004 10-K")
 4.2(c)   Amendment No. 2 thereto dated      Exhibit 4.2(c) to 2004 10-K
          November 6, 2000
 4.2(d)   Amendment No. 5 thereto dated      Exhibit 4.2(d) to 2004 10-K
          October 11, 2002
 4.2(e)   Amendment No. 8 thereto            Exhibit 4.2(e) to 2004 10-K
          (extension) dated July 11, 2004
          [Other credit agreement amendments were extensions which had been superceded; the entire agreement has been replaced by Exhibit 4.3]
 4.3(a)   Second Amended and Restated Loan   Exhibit 4.3 to 2004 10-K
          and Security Agreement dated
          August 11, 2004 among the
          Company, Outlook Label Systems,
          Inc. and Bank of America, N.A.
 4.3(b)   Amendment No. 1 thereto dated                                               X
          April 25, 2005*
10.1      1999 Stock Option Plan**           Appendix A to Proxy Statement for
                                             1999 Annual Meeting of
                                             Shareholders
10.2(a)   Employment Agreement effective as  Exhibit 10.2 to the Company's
          of June 1, 1999, and approved      Report on Form 10-Q for the
          August 18, 1999, between the       quarter ended August 28, 1999
          Company and Joseph J. Baksha**

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------                -------                      -------------------         --------------
10.2(b)   Extension thereof dated June 1,    Exhibit 10.2(b) to the Company's
          2001**                             Annual Report on Form 10-K for
                                             the fiscal year ended May 31,
                                             2001 (the "2001 10-K")
10.2(c)   Second Extension thereof dated     Exhibit 4.1 to the Company's
          June 1, 2003**                     Report on Form 10-Q for the
                                             quarter ended February 28, 2004
          [This employment agreement and extensions thereof are superceded by Exhibit 10.3]

10.3      Amended and Restated Employment    Exhibit 10.1 to the Company's
          Agreement between the Company and  Report on Form 8-K dated May 18,
          Joseph J. Baksha dated as of June  2004 ("5/18/05 8-K")
          1, 2005**
10.4(a)   Change in Control Agreement        Exhibit 10.3 to the 2001 10-K
          between the Company and Richard
          C. Fischer dated as of June 1,
          2001** [superceded]
10.4(b)   Amended and Restated Change in     Exhibit 10.2 to 5/18/05 8-K
          Control Agreement dated as of
          June 1, 2005**
10.5      Form of Change in Control          Exhibit 10.1 to the Company's
          Agreements between the Company     Report on Form 8-K dated July 25,
          and Jeffrey Collier and Paul       2005
          Drewek**
10.6(a)   Master Lease Agreement dated       Exhibit 10.6 to the Company's
          March 13, 1997 between the         Report on Form 10-K for the year
          Company and General Electric       ended May 31, 1997 ("1997 10-K")
          Corporation
10.6(b)   Letter of Credit Agreements No.    Exhibit 10.7 to 1997 10-K
          One and No. Two dated March 13,
          1997 between the Company and
          General Electric Corporation
10.7      Form of Notes dated April 16,      Exhibit 10.10 to the 2001 10-K
          2001, between the Company and
          Messrs. Baksha, Collier and
          Drewek
10.8      Schedule of Board and Committee                                             X
          fees (effective for fiscal
          2006)**(1)
21.1      List of subsidiaries of the                                                 X
          Company
23.1      Consent of Virchow, Krause &                                                X
          Company, LLP
23.2      Consent of                                                                  X
          PricewaterhouseCoopers, LLP
24.1      Powers of Attorney                                                    Signature Page
                                                                                to this Report
31.1      Certification pursuant to Section                                           X
          302 of the Sarbanes-Oxley Act of
          2002 signed by the Company's
          Chief Executive Officer

EXHIBIT                                             INCORPORATED HEREIN             FILED
  NO.                  EXHIBIT                        BY REFERENCE TO              HEREWITH
-------                -------                      -------------------         --------------
31.2      Certification pursuant to Section                                           X
          302 of the Sarbanes-Oxley Act of
          2002 signed by the Company's
          Chief Financial Officer
32.1      Certification pursuant to Section                                           X
          906 of the Sarbanes-Oxley Act of
          2002 signed by the Company's
          Chief Executive Officer
32.2      Certification pursuant to Section                                           X
          302 of the Sarbanes-Oxley Act of
          2002 signed by the Company's
          Chief Financial Officer

-------------------------
*   This amendment is not deemed "material."

**  Designates compensatory plans and agreements

(1) Filed (rather than incorporated by reference) to correct an immaterial typographical error in the original filing