Form 10-Q
period 2005-08-27
OUTLOOK GROUP CORP
filed 2005-10-04
CIK 867490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 27, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,395,477 shares of common stock, $.01 par value, were outstanding at October 4, 2005.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements                                                                          3

             Condensed Consolidated Balance Sheets
                As of August 27, 2005 and May 31, 2005                                                 4

             Condensed Consolidated Statements of Operations
                For the three-month period ended August 27, 2005 and
                August 28, 2004                                                                        5

             Condensed Consolidated Statements of Cash Flows
                For the three-month period ended August 27, 2005 and
                August 28, 2004                                                                        6

             Notes to Condensed Consolidated Financial
                Statements                                                                             7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                       11

Item 3.  Quantitative and Qualitative Disclosure About Market
             Risk                                                                                      21

Item 4.  Controls and Procedures                                                                       21

PART II. OTHER INFORMATION



Item 6.  Exhibits                                                                                      21

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing consolidated statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at August 27, 2005, the results of operations for the three-month periods ended August 27, 2005 and August 28, 2004, and cash flows for the three-month periods ended August 27, 2005 and August 28, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2005 Form 10-K.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  August 27,        May 31,
                                                                    2005             2005
ASSETS                                                           (Unaudited)       (Audited)
-------------------------------------------------------------   -------------    -------------
Current Assets

Cash and cash equivalents                                       $         301    $         931
Accounts receivable, less allowance for
    doubtful accounts of $552 and $585, respectively                   12,409           10,166
Notes receivable-current portion, less allowance for doubtful
    accounts of $69 and $71, respectively                                 232              261
Inventories                                                            11,377           11,213
Deferred income taxes                                                     614              614
Income taxes refundable                                                    --               68
Other                                                                   1,166              724
                                                                -------------    -------------

Total current assets                                                   26,099           23,977
                                                                -------------    -------------

Property, plant, and equipment
   Assets held for sale                                                   812              812
   Land                                                                   309              309
   Building and improvements                                           10,656           10,653
   Machinery and equipment                                             46,929           46,535
                                                                -------------    -------------
   Total property, plant, and equipment                                58,706           58,309
      Less: accumulated depreciation                                  (34,020)         (33,069)
                                                                -------------    -------------
                                                                       24,686           25,240
                                                                -------------    -------------
Notes receivable long-term, less allowance for
   doubtful accounts of $0 and $0, respectively                           175              263
Other assets                                                               77               97
Goodwill                                                                  800              800
                                                                -------------    -------------
   Total non-current assets                                            25,738           26,400
                                                                -------------    -------------
Total assets                                                    $      51,837    $      50,377
                                                                =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Bank revolver loan                                              $       3,275    $       2,100
Current maturities of long-term debt                                    1,500            1,375
Accounts payable                                                        3,479            4,583
Accrued liabilities:
   Salaries and wages                                                   1,721            2,343
   Other                                                                1,710              721
                                                                -------------    -------------
Total current liabilities                                              11,685           11,122
                                                                -------------    -------------

Long-term debt, less current maturities                                 1,500            1,875
Deferred income taxes                                                   4,274            4,274
                                                                -------------    -------------
Total non-current liabilities                                           5,774            6,149
                                                                -------------    -------------

Commitments and contingencies

Shareholders' Equity
   Cumulative preferred stock                                              --               --
   Common stock $.01 par values - 15,000,000 shares
      authorized; 5,252,382 shares issued and 3,395,477
      outstanding  at August 27, 2005                                      52               52
   Additional paid-in capital                                          19,294           19,244
   Retained earnings                                                   27,492           26,270
   Treasury stock (1,856,905 shares)                                  (12,186)         (12,186)
   Officers' loans                                                       (274)            (274)
                                                                -------------    -------------
Total shareholders' equity                                             34,378           33,106
                                                                -------------    -------------
Total liabilities and shareholders' equity                      $      51,837    $      50,377
                                                                =============    =============

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    Three-Month Period Ended
                                                  August 27,        August 28,
                                                     2005              2004
                                                 ------------      ------------

Net sales                                        $     23,128      $     17,207

Cost of goods sold                                     18,335            13,588
                                                 ------------      ------------

   Gross profit                                         4,793             3,619

Selling, general, and administrative
expenses                                                2,707             2,576
                                                 ------------      ------------
   Operating profit                                     2,086             1,043

Other income (expense):
   Interest expense                                       (87)              (44)
   Interest and other income                               38               144
                                                 ------------      ------------

Earnings before income taxes                            2,037             1,143

Income tax expense                                        815               440
                                                 ------------      ------------

Net earnings                                     $      1,222      $        703
                                                 ============      ============


Earnings per common share:

Basic                                            $       0.36      $       0.21
Diluted                                          $       0.35      $       0.21


Dividends per common share paid
during period:                                   $       0.06      $       0.05

Weighted average number of
shares outstanding:

Basic                                               3,388,033         3,385,477
Diluted                                             3,453,977         3,413,328

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Three-Month Period Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                                  August 27, 2005       August 28, 2004
                                                                       ----------------      ----------------

Net earnings                                                           $          1,222      $            703

  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

   Depreciation and amortization                                                    951                   794
   Provision for doubtful accounts                                                   --                    77
   Gain on sale of property, plant and equipment                                    (28)                 (140)

  Change in assets and liabilities, net of effect of disposal of business:
   Accounts and notes receivable                                                 (2,126)               (1,016)
   Inventories                                                                     (164)                 (904)
   Other assets                                                                    (219)                 (493)
   Accounts payable                                                              (1,104)                2,042
   Accrued liabilities                                                              367                   (57)
   Income taxes refundable                                                           68                   436
                                                                       ----------------      ----------------
Net cash provided by (used in) operating activities                              (1,033)                1,442
                                                                       ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of business                                                       --                    38
Proceeds from sale of assets                                                         --                   362
Acquisition of property, plant, and equipment                                      (369)                 (620)
                                                                       ----------------      ----------------
Net cash used in investing activities                                              (369)                 (220)
                                                                       ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in revolving credit arrangement                           1,175                (1,625)
Repayment of long-term debt                                                        (250)                   --
Proceeds from long-term debt                                                         --                 4,000
Checks issued in excess of balance in bank                                           --                (1,500)
Debt issuance cost                                                                   --                  (120)
Exercise of stock options                                                            50                    --
Dividends paid to shareholders                                                     (203)                 (169)
                                                                       ----------------      ----------------
Net cash provided by financing activities                                           772                   586
                                                                       ----------------      ----------------

Net change in cash and cash equivalents                                            (630)                1,808
Cash and cash equivalents at beginning of period                                    931                     2
                                                                       ----------------      ----------------
Cash and cash equivalents at end of period                             $            301      $          1,810
                                                                       ================      ================

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Net Earnings Per Common Share:

     Basic earnings per common share are computed by dividing net earnings by the weighted average shares outstanding during each period. Diluted earnings per common share is computed similar to basic earnings per common share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period. All options were dilutive for the three-month periods ended August 27, 2005 and August 28, 2004.

     The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                                         Three-Month Period Ended
                                                        August 27,       August 28,
                                                           2005             2004
                                                       ------------     ------------

Weighted average shares outstanding - Basic               3,388,033        3,385,477

Effect of dilutive securities - Stock options                65,944           27,851
                                                       ------------     ------------

Weighted average shares outstanding - Diluted             3,453,977        3,413,328
                                                       ============     ============

2.   Inventories:

     Inventories consist of the following (in thousands):

                                               August 27, 2005    May 31, 2005
                                               ---------------    ------------

Raw materials                                  $         4,736    $      4,169
Work in process                                          1,119             892
Finished goods                                           5,522           6,152
                                               ---------------    ------------
                                               $        11,377    $     11,213
                                               ===============    ============

3.   Income Taxes

     The effective income tax rate used to calculate the income tax expense for the quarters ended August 27, 2005 and August 28, 2004 is based on the anticipated income tax rate for the entire fiscal year.

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

5.   Concentration of Risk:

     A substantial portion of the Company's net sales and accounts receivable are represented by the International Masters Publishing Inc. (IMP) supply agreement. The sales related to this agreement are within the Graphics segment. During the first quarter of fiscal 2006, IMP contractual and non-contractual sales accounted for approximately 16% of net sales. During the first quarter of fiscal 2005, IMP accounted for approximately 21% of net sales. As of August 27, 2005, IMP represented approximately 28% of the Company's accounts receivable balance. As sales to contractual customers such as IMP become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. The loss of IMP or one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

6.   Accounting Periods:

     The Company has adopted 13-week quarters; however, the fiscal year-end remains May 31.

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

     The Company evaluates the performance of its reportable segments based on the net earnings of the respective operations. Summarized financial information at, and for the three-month periods ended August 27, 2005 and August 28, 2004 are as follows:

     INCOME STATEMENT DATA:

                              Three-Month Period Ended         Three-Month Period Ended
                                  August 27, 2005                  August 28, 2004
                                   (in thousands)                   (in thousands)
                            Net Sales       Net Earnings      Net Sales       Net Earnings
                           ------------     ------------     ------------     ------------
Graphics                   $     14,292     $        842     $     10,318     $        694
Web                               8,836              380            6,889                9
                           ------------     ------------     ------------     ------------
     Total                 $     23,128     $      1,222     $     17,207     $        703
                           ============     ============     ============     ============

BALANCE SHEET DATA:

                           August 27, 2005     May 31, 2005
                           ---------------    --------------
Total Assets               (in thousands)     (in thousands)

Graphics                   $       33,399     $       34,525
Web                                18,438             15,852
                           --------------     --------------
     Total                 $       51,837     $       50,377
                           ==============     ==============

8.   Related Party Transactions:

     As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At August 27, 2005, the Company had made loans totaling $274,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

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

10.  Sale of Paragon Direct:

     On July 7, 2004, the Company sold certain assets of its Paragon Direct division ("Paragon Direct") to A.B. Data, Ltd. for approximately $0.4 million. While A.B. Data acquired certain customer relationships which were with Paragon Direct, Outlook Group retained relationships with other customers who use multiple Outlook Group services and can continue to make these types of services available to other customers directly or through ongoing arrangements with A.B. Data or other providers.

     The transaction provided for a total purchase price equaling the book value of the assets, which were sold at approximately $0.4 million. Of that amount, approximately $40,000 was paid at closing, and the balance will be paid periodically over four years. The Company retained, among other assets, accounts receivables, the facility lease and certain customer agreements and software licenses. The Company and A.B. Data have also entered into agreements under which they may sell each other's services for specified commissions, and the Company will make limited payments to A.B. Data if Paragon Direct continuing sales are below specified amounts in the future. This agreement is in effect for four years. The amounts of any payments arising out of this agreement are not determinable at this time, although the contractual maximum exposure is $85,000 annually. The potential payments, if any, will be recognized when probable and estimable. For the current agreement year, we do not expect there will be any payments due by the Company. A.B. Data has also committed to making Paragon Direct services available to the Company to support its customers.

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

     The sales was not reported as a discontinued operation because the assets of Paragon Direct did not constitute a segment or component of the Company's business and the Company retained assets and on-going service capabilities associated with Paragon Direct customers.

11.  Recently Issued Accounting Pronouncements:

     During December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees." SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first year that begins on or after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

     In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated "that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." In addition, SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

12.  Subsequent Event:

     The Company declared a quarterly cash dividend of $0.06 per common share outstanding on September 21, 2005. The dividend is payable on October 20, 2005 to shareholders of record on October 13, 2005. Based on the current number of shares outstanding, the payment will be approximately $204,000.

Item 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first three months of fiscal 2006 and 2005, and its financial condition at August 27, 2005. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations beyond the first quarter of fiscal 2006 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Risks and Other Cautionary Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

Summary and Outlook

The Company's net sales for the first quarter of fiscal 2006 were $23.1 million compared to $17.2 million in the first quarter of fiscal 2005, an increase of $5.9 million or 34.4%. Both of the Company's business segments experienced increases over the prior comparable quarter. The increases in both business segments are attributable to the addition of several new customers as well as growth from existing customers. Net sales and sales growth experienced during the first quarter of fiscal 2006 are not necessarily indicative of future sales and sales growth. Net sales can be affected by many things, including but not limited to, the timing and volume of orders received, competitive pricing pressures, the ability of the Company's customers to maintain and increase sales, consumer spending, and economic disruptions related to Hurricanes Katrina and Rita. In addition, the Company has many customers who continue to purchase products under cancelable purchase orders rather than long-term supply agreements. The Company is not necessarily guaranteed a minimum sales volume under its long-term production and supply agreements including the IMP and P&G agreements. These items make the Company's net sales difficult to predict.

The Company's gross profit margin for the first quarter of fiscal 2006 was 20.7% of net sales compared to 21.0% of net sales during the first quarter of fiscal 2005. Although gross profit margins have maintained a pace similar to that of last fiscal year as a result of improvements in waste reduction, machine utilization and operating efficiencies, the Company is continuing to see upward trends in the price of raw materials, freight and additional fuel surcharges. The Company may not necessarily be able to pass along all of these cost increases or recover all or part of them on a timely basis. Gross profit margins during the first quarter of fiscal 2006 are not necessarily indicative of future gross profit margins. Gross profit margins can be affected by many things, including but not limited to, sales volume, product mix, competitive pricing pressures, increases in energy costs, fuel and freight surcharges, and increases in raw material prices.

Selling, general and administrative expenses were $2.7 million or 11.7% of net sales during the first quarter of fiscal 2006 compared to $2.6 million or 15.0% of net sales during the first quarter of fiscal 2005. These costs have in general remained approximately the same; however, the percentage of net sales decreased substantially due to the increased sales volume.

Earnings before income taxes were approximately $2.0 million or 8.8% of net sales for the first quarter of fiscal 2006 compared to approximately $1.1 million or 6.6% of net sales during the first quarter of fiscal 2005. The increase is primarily attributable to the increased sales volume.

Net earnings for the first quarter of fiscal 2006 were $1.2 million or 5.3% of net sales compared to approximately $0.7 million or 4.1% of net sales during the first quarter of fiscal 2005.

Earnings per common share for the first quarter of fiscal 2006 were $0.36 for basic and $0.35 for diluted compared to $0.21 per common share for the first quarter of fiscal 2005 for both basic and diluted.

Based upon current production orders, the Company currently believes that its sales levels for the second quarter of fiscal 2006 are likely to be slightly lower than in the first quarter of fiscal 2005, but ahead of the prior years' levels. The net results for the second quarter will be affected by the level of sales, product mix, and could also be affected by increases in energy and other costs. In addition, the second quarter of fiscal 2005 experienced the benefit of a significant recovery of bad debt that arose prior to fiscal 2005; the Company does not expect to benefit from such an unusual event in the second quarter of fiscal 2006. The bad debt recovery increased the Company's second quarter fiscal 2005 earnings by approximately $1.2 million pre-tax ($0.7 million after-tax), and fully diluted per share net income by $0.22. Due to the fact than many clients purchase the Company's services under cancelable purchase orders rather than long-term supply agreements, and the sales volumes of the Company's longer term agreements are not guaranteed, predictions of the Company's net sales and future results of operations have been difficult. Based on the project-oriented nature of the Company's business, the Company remains vulnerable to significant period-to-period fluctuations and the Company's largest clients have historically tended to vary from year to year depending on the nature of the number and size of the projects completed for these clients. The loss of IMP, P&G, or one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

Based on historical activity, the Company has often experienced weaker sales volume and profitability surrounding the third quarter. In fiscal 2005, in addition to the third quarter being particularly strong, those historical effects were also offset to a significant degree by an insurance recovery and the profits from the sale of unused equipment, neither of which is expected during fiscal 2006. In the third quarter of fiscal 2005, these items, on a combined basis, increased the Company's earnings by approximately $0.3 million pre-tax ($0.2 million after-tax), and fully diluted per share net income by $.05. Since these unusual factors in fiscal 2005 are not likely to reoccur, the Company has no reason to expect that fiscal 2006, will see trends substantially different than those in years prior to 2005. Actual future results could vary significantly and are highly dependent upon the amount and timing of orders received from customers, and other factors mentioned in prior periods.

Sales for all future periods are subject to many factors (including those discussed under "Risks and Other Cautionary Factors"), which could cause actual results to differ. In addition, the sales and profitability for the remainder of the year will be affected by the level of actual sales, changes in product mix, and increases in energy costs among other factors.

Results of Operations

The Company's net sales performance for the first quarter of fiscal 2006 is summarized in the following chart:

                     Quarter 1          % of            Quarter 1          % of            Quarter 1         Quarter 1
Net Sales           Fiscal 2006       Net Sales        Fiscal 2005       Net Sales          $ Change         % Change
                    ------------     ------------      ------------     ------------      ------------     ------------

Graphics            $     14,292               62%     $     10,318               60%     $      3,974             38.5%
Web                        8,836               38%            6,889               40%            1,947             28.3%
                    ------------     ------------      ------------     ------------      ------------
     Total          $     23,128              100%     $     17,207              100%     $      5,921             34.4%
                    ============     ============      ============     ============      ============

The increases in both business segments are attributable to the addition of several new customers as well as growth from existing customers. Most of the sales growth during the period has related to relatively significant customers with which the Company has long-term or continuing agreements. The Company believes that relatively larger orders and customers, especially in the context of continuing agreements, tend to be more advantageous to it than smaller ones. However, this strategy also increases the Company's dependence on these larger customers. Net sales and sales growth experienced during the first quarter of fiscal 2006 are not necessarily indicative of future sales and sales growth. Net sales can be affected by many things, including but not limited to, the timing and volume of orders received, competitive pricing pressures, the ability of the Company's customers to maintain and increase sales, consumer spending, and economic disruptions related to Hurricanes Katrina and Rita. In addition, the Company has many customers who continue to purchase products under cancelable purchase orders rather than long-term supply agreements. The Company is not necessarily guaranteed a minimum sales volume under its long-term production and supply agreements including the IMP and P&G agreements. These items make the Company's net sales difficult to predict.

Total sales, both contractual and under the Company's long-term supply agreement with International Masters Publishing Inc. ("IMP"), the Company's largest customer, and the Company's only customer with sales in excess of 10%, were $3.8 million for the first quarter of fiscal 2006 compared to $3.6 million in fiscal 2005, an increase of $0.2 million or 5%. IMP represented approximately 16% of the company's net sales for the first quarter of fiscal 2006, and represented approximately 21% of net sales during the first quarter of fiscal 2005. Net sales to IMP are net of any rebates and performance bonuses due under the arrangement. The Company cannot assure that this level of sales will continue in the future, especially because the level of the Company sales to IMP are highly dependent upon IMP's underlying sales and marketing efforts, which are outside the Company's control.

As previously announced, the Company signed a two-year production and supply agreement in July 2005 with Procter & Gamble Company ("P&G"). Sales under the P&G agreement are part of the Company's Graphics business segment. Sales under this agreement were $1.7 million for the first quarter of fiscal 2006. Based on current expectations and orders to date, the agreement is currently expected to generate revenue of approximately $18.0 to $20.0 million over its life; however, future revenues are subject to customer demand, adequate performance under the agreement and other factors and conditions. Although sales under the P&G agreement in the first quarter were somewhat below original projections and future sales are subject to numerous factors, including P&G's sales and marketing efforts (which are outside the Company's control), the Company currently believes that this will not affect the total sales over the term of the agreement.

The Company's Graphics business segment had net sales of $14.3 million in the first quarter of fiscal 2006 compared to $10.3 million in the first quarter of fiscal 2005, an increase of $4.0 million or 38.5%. Approximately $2.6 million of the net sales increase is attributable to new clients who are supported by the Company's supply chain offerings and direct mail capabilities, including P&G under the agreement disclosed above; the remaining $1.4 million increase is attributable to growth from existing customers, primarily in the lenticular printing and paperboard packaging businesses.

The Company's Web business segment had net sales of $8.8 million during the first quarter of fiscal 2006 compared to $6.9 million during the first quarter of fiscal 2005, an increase of $1.9 million or 28.3%. Approximately $0.9 million of the net sales increase is attributable to new clients, primarily in the flexible packaging business; while the remaining $1.0 million increase is attributable to growth from existing customers in both the label business and flexible packaging business.

The Company's gross profit margin for the first quarter of fiscal 2006 was 20.7% of net sales compared to 21.0% of net sales during the first quarter of fiscal 2005. Although gross profit margins have maintained a pace similar to that of last fiscal year as a result of improvements in waste reduction, machine utilization and operating efficiencies, the Company is continuing to see upward trends in the price of raw materials, freight and additional fuel surcharges. The Company has had varying success in passing on these increases. Fuel and other energy-related costs have increased significantly (including after the end of the quarter) and are expected to remain above prior period levels, and other costs of the Company may be affected indirectly by these increased energy costs. In some cases the Company is not able to pass along increases, either at all or quickly, due to contractual limitations, competitive pressures and /or other factors. The inability to recover these costs and future price increases will negatively impact gross margins in the future. The Company has benefited from a more profitable product sales mix and from investments in production-related equipment; these factors have resulted in reduced waste, better utilization of direct labor, and improved operating efficiencies. The Company continues to focus on reducing operating expenses, in particular those that do not contribute to increased sales or increased profit margins. Gross profit margins during the first quarter of fiscal 2006 are not necessarily indicative of future gross profit margins. Gross profit margins can be affected by many things, including but not limited to, sales volume, product mix, competitive pricing pressures, increases in energy costs, fuel and freight surcharges, and increases in raw material prices.

The Company's Graphics business segment has seen gross margins comparable to fiscal 2005. The segment has been helped by production improvements in its mailing, finishing and contract packaging operations. The Company has made investments in these production areas that have allowed them to better utilize its employee resources, reduce waste and improve operating efficiencies. In the first quarter fiscal 2006, the Graphics segment has seen a more favorable product mix and has completed several large projects for existing customers, which produced a more favorable profit margin. This business segment thus far generally has been able to pass on many of its raw material price increases, freight increases, and fuel surcharges, although it has not been able to do so in all cases. However, to the extent that these costs and future cost increases cannot be passed on, gross margins will negatively be impacted in the future.

The Company's Web business has shown slight improvements in its gross profit margin primarily due to increased volume in its label business. Competitive pressures in both the label and flexible packaging industries have negatively affected profit margins. The Web business segment continues to see significant raw material price increases and is subject to the same limitations on its ability to pass along price increases as the Graphics business segment. The inability to pass along these price increases and future price increases will negatively impact future gross margins. During fiscal 2005, the Company experienced the aftermath of a fire at this facility, which negatively impacted the gross margins in its label business and further eroded profit margins; these factors did not affect fiscal 2006.

Selling, general and administrative expenses were $2.7 million or 11.7% of net sales during the first quarter of fiscal 2006 compared to $2.6 million or 15.0% of net sales during the first quarter of fiscal 2005. These costs in general, have remained approximately the same; however, the percentage of net sales decreased substantially due to the increased sales volume. Although sales and marketing costs have remained the same as the prior year, the Company is focusing on its sales and marketing strategies to differentiate itself in the marketplace as a supplier of choice to select customers, while providing high quality products and a complete supply chain solution for its customers.

The Company had interest expense of approximately $0.1 million during the first quarter of fiscal 2006 and approximately $50,000 during the first quarter of fiscal 2005. The interest expense is due to the Company's long-term debt and revolving credit facility borrowings, which the Company uses to fund capital investments in machinery and equipment as well as its working capital needs. During the first quarter of fiscal 2006, the Company had borrowings on its revolving credit facility ranging from $2.1 million to $3.3 million during the three-month period at a weighted average interest rate of 6.3%. During the fiscal 2005 quarter, the Company had borrowings on its revolving credit facility ranging from $2.1 million to $4.3 million at a weighted average of 4.2%. The Company entered into a $4.0 million term loan during August 2004 at an average rate of 6.2%.

Earnings before income taxes were approximately $2.0 million or 8.8% of net sales for the first quarter of fiscal 2006 compared to approximately $1.1 million or 6.6% of net sales during the first quarter of fiscal 2005. The increase is primarily attributable to the increased sales volume.

Income taxes are being accrued at the expected annual rate of 40.0% although quarter-to-quarter fluctuations may occur.

Net earnings for the first quarter of fiscal 2006 were $1.2 million or 5.3% of net sales compared to approximately $0.7 million or 4.1% of net sales during the first quarter of fiscal 2005.

Earnings per common share for the first quarter of fiscal 2006 were $0.36 for basic and $0.35 for diluted compared to $0.21 per common share for the first quarter of fiscal 2005 for both basic and diluted.

Liquidity and Capital Resources

Cash used in operating activities, was approximately $1.0 million for the first three months of fiscal 2006 compared to cash provided by operating activities of $1.4 million during the first three months of fiscal 2005. Earnings in fiscal 2006 generated $1.2 million, compared to approximately $0.7 million in the prior year. However, inventory levels were slightly higher than at May 31, 2005 as the Company purchased raw materials in advance of second quarter production. Raw material inventory levels in fiscal 2006 increased approximately $0.6 million, while finished goods decreased approximately $0.6 million. Particularly at the Web facility, finished goods decreased substantially as several customers began to ship product as they enter their peak selling seasons. In addition, accounts receivable have increased due to the increased sales volume experienced in the first quarter of fiscal 2006.

The Company used a net of $0.4 million of cash in investing activities during the first three months of fiscal 2006. The Company used these funds to acquire and upgrade existing machinery and equipment and to acquire machinery and equipment to support new customer supply chain relationships in the first three months of fiscal 2006. The Company invested approximately $0.6 million in acquiring and upgrading machinery and equipment during the first three months of fiscal 2005. Proceeds from the sales of assets generated approximately $0.4 million during fiscal 2005; there was no equivalent sale of unused or underutilized assets in fiscal 2006. The Company expects that it will invest an additional $3.0 million in capital equipment during the remainder of fiscal 2006 to support new customer relationships, excluding any acquisition opportunities that may become available. The Company intends to finance these expenditures through funds obtained from operations plus its credit facility and possible leasing opportunities. The Company has approximately $6.3 million in minimum lease payments under existing operating leases as of August 27, 2005; the majority of which are for production related machinery and equipment. The Company expects its annual minimum operating lease payments to be approximately $2.4 million during the next twelve months.

Financing activities provided the Company a net of approximately $0.8 million of cash in the first three months of fiscal 2006. During fiscal 2006, the Company used its revolving credit facility to finance its increased working capital needs to build and purchase inventory under its longer term supply agreements. As of August 27, 2005 the Company has $3.3 million outstanding on its revolving credit facility. During fiscal 2005, the Company entered into a term loan agreement for $4.0 million. These funds were used to finance increased working capital needs and investments in capital equipment during the first three months of fiscal 2006. The Company made a quarterly installment payment on its term loan agreement totaling $0.3 million and has $3.0 million outstanding on its term loan agreement as of August 27, 2005. Under its term loan agreement, $1.5 million is due during the next twelve months in quarterly principal installment payments and the remaining $1.5 million is due in quarterly principal installment payments over the remaining two years of the agreement.

The Company declared a quarterly cash dividend of $0.06 per common share outstanding on September 21, 2005. The dividend is payable on October 20, 2005 to shareholders of record on October 13, 2005. Based on the outstanding shares, the payment is expected to be approximately $204,000. A continuation of dividends at this level in future quarters would require similar resources in future periods.

The Company maintains a credit facility with a bank that provides for a maximum revolving credit commitment of $16.0 million, which was increased from $15.0 million in August 2004. Of that amount, $4.0 million was in the form of a term loan. The remainder is a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the interest based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is subject to an unused line fee of .50% to maintain its credit facility. The facility now extends to June 2007. As a part of the amended financing agreement, the Company paid a transaction fee of $0.1 million; this is being amortized over the life of the loan agreement. As of August 27, 2005, the Company had $3.3 million outstanding on its revolving credit line at a weighted average interest rate of 6.3% and had borrowings ranging from $2.1 million to $3.3 million; the weighted average interest rate during fiscal 2005 was 4.25%. At October 4, 2005 the Company has $2.4 million outstanding on its revolving credit facility. The Company had $3.0 million outstanding at August 27, 2005 under the term loan at a weighted average interest rate of 4.2% and was in compliance with all of its loan covenants. Approximately $1.5 million is due in quarterly installment payments on the term debt during the next twelve months. The weighted average rate on the term debt during fiscal 2005 was 5.2%. The Company expects that it will continue to use its revolving credit facility for the foreseeable future. The Company expects that it will have adequate resources with its revolving credit facility and other sources of funds to finance future working capital needs related to start-up projects and investments in capital equipment for at least the next twelve months.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may result in additional transactions during fiscal 2006 and beyond. On July 7, 2004, the Company sold selected assets of its former Paragon Direct division to A.B. Data Ltd. effective June 30, 2004. Through the transaction, A.B. Data acquired certain customer relationships with the customers who do business with Paragon Direct. The Company retained other relationships with the customers who use multiple Outlook Group services and can continue to make these types of services available to customers directly or through ongoing arrangements with A.B. Data. During fiscal 2005, as part of the consideration for the sale of its former Paragon Direct division, the Company accepted a receivable from the purchase for $0.4 million. The receivable is due in annual installment payments of $87,500. The first installment was received, as scheduled, during the first quarter of fiscal 2006.

The Company continues to pursue the sale of its Troy, Ohio facility. The Company has previously leased this facility to a third party. At the time the tenant vacated the facility an impairment review was performed. The building was depreciated until the point of vacancy. The net value of the land and building remains at approximately $0.8 million, the net book value of the related assets when it was no longer an income-producing asset and is accounted for as a "held for sale asset" under SFAS 144. The Company had an appraisal of the property that indicates a market value above book value. The Company cannot assure that it will be able to sell or lease this property in a timely manner, or that it will receive and accept an offer that is profitable or otherwise acceptable to the Company.

The Company's primary source of liquidity has been cash flows from operations, although the Company has also utilized borrowing and equipment leasing where appropriate. The Company's future cash flows are dependent upon and affected by many factors, including but not limited to the following:

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

The Company, like many others, is subject to price increases in its raw materials. During fiscal 2005 and the first three months of fiscal 2006 there have been many such increases, and this trend is expected to continue in the near future. In particular, oil and other energy prices have significantly increased in fiscal 2006, especially after the end of the first quarter, and it is expected that these increases may also affect indirectly, prices for other products, which are purchased by the Company. To the extent that these costs and future costs cannot be passed along to customers, the Company's failure to recover these price increases could have a negative affect on the future profitability of the Company. In some cases, contractual provisions, competitive pressures and other factors can limit the Company's ability to pass along price increases at all or on a timely basis. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials. The raw materials consumed by the Company include paper stocks, inks, and plastic films, all of which are readily available from numerous suppliers. However, depending upon market conditions, such problems could develop in the future.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The supply-chain agreement with IMP and other non-contractual sales to IMP, which is now the Company's largest customer, and the Company's only customer with sales in excess of 10% during fiscal 2005 or the first three months of fiscal 2006, results in an increased dependence upon sales to IMP. Total sales to IMP were 16% of the Company's net sales in the first three months of fiscal 2006, as compared to 21% during the corresponding period in fiscal 2005. In addition, in July 2005, the Company entered into a continuing agreement P&G; based on current expectations, the Company believes that P&G is likely to become a significant customer. Although significant long-term agreements provide more stability to the Company, they can increase the Company's dependence on specific customers. In particular, substantial portions of the Company's sales are now represented by the IMP agreement and are expected to be represented by the P&G agreement. The loss or reduction of IMP or P&G sales would have a material adverse effect on the Company's sales volume and profitability. Additionally, the loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

Many clients purchase the Company's services under cancelable purchase orders rather than long-term supply agreements. While the Company believes that operating without long-term arrangements is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business. In addition, the Company is not necessarily guaranteed a minimum sales volume under its long-term production and supply agreements including the IMP and P&G agreements. Many factors including contract disputes, performance problems, customer financial difficulties, changes in business strategies, changes in demand for the customer's products and or future negotiated changes to the agreements could cause actual results to differ. In addition, significant agreements, such as the supply agreements with IMP and P&G, expose the Company to additional risks, which could result from non-performance by the particular customer because of the relative significance of those agreements. Even though the Company is looking to increase the volume of longer term or other continuing contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

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

The September 11, 2001 terrorist attacks, the U.S. and international response, the fear of additional attacks, the war with Iraq and its aftermath, Hurricanes Katrina and Rita and their paths of destruction, soaring energy prices and other factors have substantially affected the United States economy as a whole. Some of these matters, such as the 2001 anthrax mailings, have specifically affected the direct mailing industry in which the Company operates because of their effect on promotional mailings. These events could adversely affect business and operating results in ways that presently cannot be predicted. Technologies such as the Internet will continue to affect the demand for printing services in general, and the continuing increases in postal rates and legislation changes such as the national "do not call" list and "can spam" limitations will likely impact the direct mail business in varying ways.

Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an adverse effect on future profitability.

From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and / or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability and liquidity. The Company's reserves for these items may not be sufficient. Although recent periods have seen growth in the United States economy, the Company remains susceptible to declines in economic conditions. Declining general economic conditions increase the risk for the Company, as many of its clients could negatively be impacted by a depressed economy. As sales to contractual customers such as IMP and P&G become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. Additionally, several customers with contractual arrangements have extended payment terms, although payments have generally been received according to the terms of the arrangement.

The Sarbanes-Oxley Act of 2002 and related SEC actions have substantially increased compliance requirements and costs for publicly held companies. The effects of this increase can be more pronounced on relatively small public companies, like the Company, due to the fact that compliance costs are not directly related to the size of the company involved.

The SEC has recently deferred the application of Section 404 of Sarbanes-Oxley, relating to certification of internal control over financial reporting, for companies that are not "accelerated filers." That deferral means that Outlook Group will not be required to provide such a certification until its annual report on Form 10-K for fiscal 2008. However, in interim periods, the Company will still need to expend substantial resources on preparation for compliance. There can be no assurance that the Company will be able to maintain a system of internal control without material weaknesses or substantial deficiencies or as to the effect of any such weaknesses or deficiencies.

The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company is dependent upon the functioning of such machinery and its ability to acquire and maintain this equipment. In addition, the Company has acquired specialized machinery related to the IMP and P&G arrangements and may need to acquire specific machinery in order to perform tasks for other customers or types of projects. In certain cases, the cost of the machinery is factored into costs or prices charged to related customers; however, the costs may not be fully recovered, such as in the event that sales to specific customers to not reach anticipated levels or the customer otherwise does not comply with its reimbursement or other obligations. Among other factors, the Company may be affected by equipment malfunctions, the inability to configure machinery on a timely basis, on-going training and operational needs related to the equipment, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

The Company is dependent upon its ability to hire, train, and retain a skilled work force. On occasion, the Company will contract for and / or hire temporary employees to increase the number of personnel in certain operations as project commitments require. The Company currently believes that it has appropriately aligned its staffing to be consistent with its current and anticipated levels of business activity. The failure of the Company to properly align and maintain skilled staffing levels could affect the future profitability of the Company. In addition, the Company may, in the future, need to incur additional employee expenses because of the need to maintain a work force in excess of then-current needs to service anticipated customer products; such a decision would increase expenses in the short-term.

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

From time to time, the Company may sell or dispose of assets, which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner, which is profitable or otherwise acceptable to the Company. In addition, the Company will make investments in assets that it feels are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company will be able to acquire the necessary assets, or that the Company can obtain a reasonable return on the investments.

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

The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location such that a total picture of obligations would be readily available. In addition, the SEC had suggested the use of a least one additional aid to present the total picture of a registrant's liquidity and capital resources and the integral role of on and off balance sheet arrangements and commercial commitments as of the latest balance sheet date.

The Company has disclosed information pertaining to these events in its fiscal 2005 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ended August 27, 2005. The Company had no commercial commitments to report as of the latest balance sheet date.

CONTRACTUAL OBLIGATIONS
(in thousands)

                                                               Less than
                                                Total           1 year         1 - 3 Years      4 - 5 Years

Revolving credit arrangement                 $      3,275     $          0     $      3,275     $          0
Long-term debt, including interest                  3,195            1,598            1,597                0
Capital lease obligations                               0                0                0                0
Operating leases                                    6,281            2,425            3,744              112
Unconditional purchase obligations                      0                0                0                0
Other long-term obligations                             0                0                0                0

Total contractual cash
 obligations                                 $     12,751            4,023     $      8,616     $        112
                                             ============     ============     ============     ============

In addition, at August 27, 2005 the Company had borrowed $3.3 million against its $12.0 million bank revolver agreement and has $3.0 million outstanding on its term loan agreement. The Company is in compliance with its covenants under the related agreement.

Disclosures About Certain Trading Activities That Include Non-Exchange Traded Contracts Accounted For At Fair Value

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

Disclosures About Effects Of Transactions With Related And Certain Other Parties

As previously reported, the Company agreed to make loans to certain officers and key employees to purchase the common stock of the Company. At August 27, 2005, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

Disclosure About Critical Accounting Policies

The Company's accounting policies are disclosed in its fiscal 2005 Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts and notes receivable, property, plant and equipment and goodwill. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and its board of directors.

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

     Accounts and Notes Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company values accounts and notes receivable, net of an allowance for uncollectible accounts. The allowance is calculated based upon the Company's evaluation of specific customer accounts where the Company has information that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for the customer against amounts due, to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The same technique was used to compute this allowance at May 31, 2005. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

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

     Property, Plant and Equipment and Goodwill

Annually or more frequently if events indicate an impairment is likely, the Company reviews goodwill to assess recoverability based on estimated future results of operations and cash flows at the aggregate business unit level. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value.

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

At August 27, 2005, the Company had $6.3 million outstanding on its credit agreement:

Description                                         Amount          Maturity
-----------                                      ------------     ------------

Long-term loan                                   $  3,000,000             2007
Revolving loan                                   $  3,275,000             2007

The interest rate on this loan is variable and at August 27, 2005 was at a weighted average interest rate of 6.3%. Assuming the entire amount is outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by approximately $63,000.

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

                               OUTLOOK GROUP CORP.
                               ------------------
                                  (Registrant)


Dated: October 4, 2005

                         /s/ Joseph J. Baksha
                         -------------------------------------------------------
                         Joseph J. Baksha, President and Chief Executive Officer


                         /s/ Paul M. Drewek
                         -------------------------------------------------------
                         Paul M. Drewek, Chief Financial Officer