Form 10-Q
period 2005-11-26
OUTLOOK GROUP CORP
filed 2006-01-10
CIK 867490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 2005

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,395,477 shares of common stock, $.01 par value, were outstanding at January 10, 2006.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION:

Item 1.   Financial Statements                                               3

             Condensed Consolidated Balance Sheets
                As of November 26, 2005 and May 31, 2005                     4

             Condensed Consolidated Statements of Operations
                For the three-month and six-month periods ended
                November 26, 2005 and November 27, 2004                      5

             Condensed Consolidated Statements of Cash Flows
                For the three-month and six-month periods ended
                November 26, 2005 and November 27, 2004                      6

             Notes to Condensed Consolidated Financial
                Statements                                                   7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            11

Item 3.   Quantitative and Qualitative Disclosure About Market
             Risk                                                           21

Item 4.   Controls and Procedures                                           21

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               21

Item 6.   Exhibits                                                          22

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing consolidated statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at November 26, 2005, the results of operations for the three-month and six-month periods ended November 26, 2005 and November 27, 2004, and cash flows for the six-month periods ended November 26, 2005 and November 27, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       November 26,    May 31,
                                                           2005          2005
                                                        (Unaudited)   (Audited)
                                                       ------------   ---------
ASSETS

Current Assets
Cash and cash equivalents                                $      1     $    931
Accounts receivable, less allowance for
   doubtful accounts of $504 and $585, respectively        12,738       10,166
Notes receivable-current portion, less allowance for
   doubtful accounts of $109 and $71, respectively            203          261
Inventories                                                10,686       11,213
Deferred income taxes                                         614          614
Income taxes refundable                                        --           68
Other                                                         667          724
                                                         --------     --------
Total current assets                                       24,909       23,977
                                                         --------     --------

Property, plant, and equipment
   Assets held for sale                                        --          812
   Land                                                       309          309
   Building and improvements                               10,668       10,653
   Machinery and equipment                                 48,090       46,535
                                                         --------     --------
                                                           59,067       58,309
      Less: accumulated depreciation                      (34,278)     (33,069)
                                                         --------     --------
                                                           24,788       25,240
                                                         --------     --------

Notes receivable long-term, less allowance for
   doubtful accounts of $0 and $0, respectively               175          263
Other assets                                                  216           97
Goodwill                                                      800          800
                                                         --------     --------
Total non-current assets                                   25,979       26,400
                                                         --------     --------
Total assets                                             $ 50,888     $ 50,377
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Bank revolver loan                                       $  2,100     $  2,100
Current maturities of long-term debt                        1,500        1,375
Accounts payable                                            3,785        4,583
Accrued liabilities:
   Salaries and wages                                       1,957        2,343
   Other                                                    1,339          721
                                                         --------     --------
Total current liabilities                                  10,681       11,122
                                                         --------     --------

Long-term debt, less current maturities                     1,125        1,875
Deferred income taxes                                       4,274        4,274
                                                         --------     --------
Total non-current liabilities                               5,399        6,149
                                                         --------     --------

Commitments and contingencies

Shareholders' Equity
   Cumulative preferred stock                                  --           --
   Common stock $.01 par values - 15,000,000
      shares authorized; 5,252,382 shares issued
      and 3,395,477 outstanding at November 26, 2005           53           52
   Additional paid-in capital                              19,293       19,244
   Retained earnings                                       27,922       26,270
   Treasury stock (1,856,905 shares)                      (12,186)     (12,186)
   Officers' loans                                           (274)        (274)
                                                         --------     --------
Total shareholders' equity                                 34,808       33,106
                                                         --------     --------
Total liabilities and shareholders' equity               $ 50,888     $ 50,377
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  Three-month period ending      Six-month period ending
                                                 ---------------------------   ---------------------------
                                                 November 26,   November 27,   November 26,   November 27,
                                                     2005           2004           2005           2004
                                                 ------------   ------------   ------------   ------------
Net sales                                         $   21,887     $   19,474     $   45,015     $   36,681
      Cost of goods sold                              17,719         15,787         36,054         29,235
                                                  ----------     ----------     ----------     ----------
   Gross profit                                        4,168          3,687          8,961          7,446
Recovery of bad debt                                      --         (1,214)            --         (1,214)
Selling, general and
   administrative expenses                             3,014          2,773          5,721          5,349
                                                  ----------     ----------     ----------     ----------
   Operating profit                                    1,154          2,128          3,240          3,311

   Other income (expense):
   Interest expense                                      (97)           (62)          (184)          (106)
   Interest and other income                              (1)            12             37             16
                                                  ----------     ----------     ----------     ----------
   Earnings before
      income taxes                                     1,056          2,078          3,093          3,221
      Income tax expense                                 422            800          1,237          1,240
                                                  ----------     ----------     ----------     ----------
Net earnings                                      $      634     $    1,278     $    1,856     $    1,981
                                                  ----------     ----------     ----------     ----------
Earnings per common share:
Basic                                             $     0.19     $     0.38     $     0.55     $     0.59
Diluted                                           $     0.18     $     0.37     $     0.53     $     0.58

Dividends per common share
   paid during period:                            $     0.06     $     0.05     $     0.12     $     0.10

Weighted average number of shares outstanding:
Basic                                              3,395,477      3,385,477      3,391,755      3,385,477
Diluted                                            3,479,782      3,432,274      3,469,327      3,423,666

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Six-Month Period Ended
                                                           -------------------------------------
                                                           November 26, 2005   November 27, 2004
                                                           -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                    $ 1,856             $ 1,981

   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                               1,754               1,657
      Provision for (recovery of) doubtful accounts                  --              (1,040)
      Gain on sale of property, plant and equipment                (231)               (248)

   Change in assets and liabilities, net of effect of
      disposal of business:
      Accounts and notes receivable                              (2,426)             (1,129)
      Inventories                                                   527                (497)
      Other assets                                                  (62)                (74)
      Accounts payable                                             (798)              1,044
      Accrued liabilities                                           436                 431
      Income taxes refundable                                        68                 966
                                                                -------             -------
Net cash provided by operating activities                         1,124               3,091
                                                                -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of business                                       --                  38
Proceeds from sale of assets                                        969                 443
Acquisition of property, plant, and equipment                    (2,041)             (1,694)
                                                                -------             -------
Net cash used in investing activities                            (1,072)             (1,213)
                                                                -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in revolving credit arrangement              --              (1,850)
Repayment of long-term debt                                        (625)               (250)
Proceeds from long-term debt                                         --               4,000
Checks issued in excess of balance in bank                           --              (1,500)
Debt issuance cost                                                   --                (120)
Exercise of stock options                                            50                  --
Dividends paid to shareholders                                     (407)               (339)
                                                                -------             -------
Net cash used in financing activities                              (982)                (59)
                                                                -------             -------
Net change in cash and cash equivalents                            (930)              1,819
Cash and cash equivalents at beginning of period                    931                   2
                                                                -------             -------
Cash and cash equivalents at end of period                      $     1             $ 1,821
                                                                =======             =======

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Net Earnings Per Common Share:

          Basic earnings per common share are computed by dividing net earnings by the weighted average shares outstanding during each period. Diluted earnings per common share is computed similar to basic earnings per common share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period. All options were dilutive for the three-month and six-month periods ended November 26, 2005 and November 27, 2004.

          The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                  Three-Month Period Ended       Six-Month Period Ended
                                ---------------------------   ---------------------------
                                November 26,   November 27,   November 26,   November 27,
                                    2005           2004           2005           2004
                                ------------   ------------   ------------   ------------
Weighted average shares
   outstanding - Basic            3,395,477      3,385,477      3,391,755      3,385,477
Effect of dilutive securities
   - Stock options                   84,305         46,797         77,572         38,189
                                  ---------      ---------      ---------      ---------
Weighted average shares
   outstanding - Diluted          3,479,782      3,432,274      3,469,327      3,423,666
                                  =========      =========      =========      =========

2.   Inventories:

          Inventories consist of the following (in thousands):

                  November 26, 2005   May 31, 2005
                  -----------------   ------------
Raw materials          $ 4,527           $ 4,169
Work in process            873               892
Finished goods           5,286             6,152
                       -------           -------
                       $10,686           $11,213
                       =======           =======

3.   Income Taxes

     The effective income tax rate used to calculate the income tax expense for the periods ended November 26, 2005 and November 27, 2004 is based on the anticipated income tax rate for the entire fiscal year.

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

5.   Concentration of Risk:

     A substantial portion of the Company's net sales and accounts receivable are represented by the International Masters Publishing Inc. ("IMP") supply agreement. IMP is the Company's largest customer and the Company's only customer with sales in excess of 10% of the Company's total net sales. The sales related to this agreement are within the Graphics business segment. During the first six months of fiscal 2006, IMP contractual sales accounted for approximately 12% of net sales. In addition, the Company had non-contractual sales to IMP accounting for an additional 3.6% of net sales during the first six months of fiscal 2006. During the first six months of fiscal 2005, IMP contractual sales accounted for approximately 17% of net sales and non-contractual sales accounting for an additional 3.6% of net sales. As of November 26, 2005, IMP contractual sales represented approximately 23% of the Company's accounts receivable balance while non-contractual sales represented an additional 3.4% of the Company's accounts receivable balance. As sales to contractual customers such as IMP become a larger percentage of the Company's sales and receivables, disputes or collection problems could likely affect a larger portion of the Company's sales and/or receivables. The loss of IMP or one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

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

     The Company evaluates the performance of its reportable segments based on the net earnings of the respective operations. Summarized financial information at, and for the three-month and six-month periods ended November 26, 2005 and November 27, 2004 are as follows:

     INCOME STATEMENT DATA:

           Three-Month Period Ended   Three-Month Period Ended
               November 26, 2005          November 27, 2004
                (in thousands)             (in thousands)
           ------------------------   ------------------------
           Net Sales   Net Earnings   Net Sales   Net Earnings
           ---------   ------------   ---------   ------------
Graphics    $12,546        $ 78        $11,918       $1,117
Web           9,341         556          7,556          161
            -------        ----        -------       ------
   Total    $21,887        $634        $19,474       $1,278
            =======        ====        =======       ======

            Six-Month Period Ended     Six-Month Period Ended
               November 26, 2005          November 27, 2004
                (in thousands)             (in thousands)
           ------------------------   ------------------------
           Net Sales   Net Earnings   Net Sales   Net Earnings
           ---------   ------------   ---------   ------------
Graphics    $26,838       $  920       $22,236       $1,811
Web          18,177          936        14,445          170
            -------       ------       -------       ------
   Total    $45,015       $1,856       $36,681       $1,981
            =======       ======       =======       ======

BALANCE SHEET DATA:

Total Assets   November 26, 2005    May 31, 2005
------------   -----------------   --------------
                 (in thousands)    (in thousands)
Graphics            $32,859            $34,525
Web                  18,029             15,852
                    -------            -------
   Total            $50,888            $50,377
                    =======            =======

8.   Related Party Transactions:

     As previously reported, the Company made loans in prior years, to certain officers and key employees to purchase the common stock of the Company. At November 26, 2005, the outstanding balance of the loans was $274,000. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

     As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms. Payment under these loan agreements are due at the end of the loan period.

9.   Commitments and Contingencies:

     The Company is subject to claims and lawsuits in the ordinary course of business. In the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its financial position or results of operations of any reporting period.

10.  Sale of Paragon Direct:

     On July 7, 2004, the Company sold certain assets of its Paragon Direct division ("Paragon Direct") to A.B. Data, Ltd. for approximately $0.4 million. While A.B. Data acquired certain customer relationships, which, were with Paragon Direct, the Company retained relationships with other customers who use multiple company services and can continue to make these types of services available to other customers directly or through ongoing arrangements with A.B. Data or other providers.

     The transaction provided for a total purchase price equaling the book value of the assets, which were sold at approximately $0.4 million. Of that amount, approximately $40,000 was paid at closing, and the balance will be paid periodically over four years. The Company retained, among other assets, accounts receivables, the facility lease and certain customer agreements and software licenses. The Company and A.B. Data have also entered into agreements under which they may sell each other's services for specified commissions, and the Company will make limited payments to A.B. Data if Paragon Direct continuing sales are below specified amounts in the future. This agreement is in effect for four years. The amounts of any payments by the Company arising out of this agreement are not determinable at this time, although the contractual maximum exposure is $85,000 annually. A.B. Data has also committed to making Paragon Direct services available to the Company to support its customers.

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

     As discussed above, if A.B. Data's sales were below specified amounts in the future, the Company would be required to make contingent payments to A.B. Data. These potential payments would be recognized, if any, when probable and estimable. At this time, the Company does not expect to make any related payments.

     The sale was not reported as a discontinued operation because the assets of Paragon Direct did not constitute a segment or component of the Company's business and the Company retained assets and on-going service capabilities associated with Paragon Direct customers.

11.  Sale of Assets

     In October of 2005, the Company sold its Troy, Ohio production facility. The net value of the land and building was approximately $0.8 million and was previously recorded as assets "held for sale". As a result of the sale, the Company recognized a pre-tax gain of approximately $0.1 million in the second quarter of fiscal 2006.

12.  Recently Issued Accounting Pronouncements:

     During December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, Share-Based Payment ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees." SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first year that begins on or after June 15, 2005. SFAS 12R is effective for the Company in fiscal year 2007. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

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

13.  Subsequent Event:

     The Company declared a quarterly cash dividend of $0.06 per common share outstanding on December 21, 2005. The dividend is payable on January 19, 2006 to shareholders of record on January 12, 2006. Based on the current number of shares outstanding, the payment will be approximately $204,000.

14.  Reclassifications:

     Certain reclassifications have been made to the financial statements of the prior period to conform to the November 26, 2005 presentation.

Item 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first six months of fiscal 2006 and 2005, and its financial condition at November 26, 2005. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations beyond the first six months of fiscal 2006 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Risks and Other Cautionary Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

SUMMARY AND OUTLOOK

The Company's net sales for the second quarter of fiscal 2006 were $21.9 million compared to $19.5 million in the second quarter of fiscal 2005, an increase of $2.4 million or 12.4%. The sales growth over the prior year second quarter is primarily attributable to increases from the Company's Web business segment. This business segment had a net sales increase of 23.6% or $1.8 million, while the Graphics business segment had a net sales increase of 5.3% or $0.6 million over the prior year quarter.

For the year-to-date period net sales were $45.0 million compared to $36.7 million in the prior year period, an increase of $8.3 million or 22.7%. The Graphics business segment had increases over the prior year of $4.6 million or 20.7% while the Web business segment had a net sales increase over the prior year of $3.7 million or 25.8%.

Net earnings for the second quarter of fiscal 2006 were $0.6 million compared to $1.3 million during the second quarter of fiscal 2005. For the year-to-date period net earnings were $1.9 million during fiscal 2006 and $2.0 million during fiscal 2005. Fiscal 2005 results included the recovery of a prior period bad debt of $0.7 million ($1.2 million pre-tax).

Based on historical activity, including the effect of the Christmas holiday season, the Company has often experienced weaker sales volume and profitability during its third quarter. In fiscal 2005, in addition to the third quarter being particularly strong, those historical effects were also offset to a significant degree by an insurance recovery for expenses incurred during the first six months of fiscal 2005 related to a press fire at the Company's Web facility. Since the Company has no reason to expect these unusual items to reoccur, the Company currently expects its net sales in the third quarter of fiscal 2006 to be less than in the second quarter of fiscal 2006, but slightly increased over the third quarter of fiscal 2005, and the other trends affecting third quarter operating results are not expected to be substantially different than those in years prior to 2005; therefore, the Company would not expect results in the third quarter of fiscal 2006 to be as strong as in the third quarter of fiscal 2005.

The net results for the third quarter of fiscal 2006 and beyond will be affected by the level of sales, product mix, increases in raw material prices, and increases in energy costs among other factors. Since certain costs and expenses are relatively fixed, the level of sales can substantially affect profitability. In addition, the Company's net results depend significantly upon the particular projects that the Company completes during a quarter because projects vary significantly in the profit margins. Due to the fact that many customers purchase the Company's services under cancelable purchase orders rather than long-term supply agreements, and the fact that the sales volume of the Company's long-term agreements are not guaranteed, predictions of the Company's net sales and profitability will continue to be difficult. Based on the project-oriented nature of the Company's business, the Company remains vulnerable to significant period-to-period fluctuations and the Company's largest customers have historically tended to vary from year to year depending on the nature and size of projects completed for these customers. The loss of one or more principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

RESULTS OF OPERATIONS

The Company's net sales performance for the second quarter and year-to-date periods of fiscal 2006 is summarized in the following chart:

             Quarter 2       % of      Quarter 2       % of     Quarter 2   Quarter 2
Net Sales   Fiscal 2006   Net Sales   Fiscal 2005   Net Sales    $ Change    % Change
---------   -----------   ---------   -----------   ---------   ---------   ---------
Graphics      $12,546         57%       $11,918         61%       $  628       5.3%
Web             9,341         43%         7,556         39%        1,785      23.6%
              -------        ---        -------        ---        ------
   Total      $21,887        100%       $19,474        100%       $2,413      12.4%
              =======        ===        =======        ===        ======

            Year-to-date      % of     Year-to-date      % of     Year-to-date   Year-to-date
Net Sales   Fiscal 2006    Net Sales    Fiscal 2005   Net Sales     $ Change       % Change
---------   ------------   ---------   ------------   ---------   ------------   ------------
Graphics       $26,838         60%        $22,236         61%        $4,602          20.7%
Web             18,177         40%         14,445         39%         3,732          25.8%
               -------        ---         -------        ---         ------
   Total       $45,015        100%        $36,681        100%        $8,334          22.7%
               =======        ===         =======        ===         ======

The Company's net sales for the second quarter of fiscal 2006 were $21.9 million compared to $19.5 million in the second quarter of fiscal 2005, an increase of $2.4 million or 12.4%. The sales growth over the prior year second quarter is primarily attributable to increases from the Company's Web business segment. This business segment had a net sales increase of 23.6% or $1.8 million, while the Graphics business segment had a net sales increase of 5.3% or $0.6 million over the prior year quarter. The net sales increase in the Graphics business segment is due primarily to the Procter and Gamble Company ("P&G") supply agreement signed in July 2005. Although P&G contributed to the net sales growth during both the three-month and six-month periods, those sales were below the Company's expectations. The net sales increase in the Web business segment is due to several new customers in the flexible packaging market as well as growth in the label market from existing customers with whom the Company has long-term agreements.

For the year-to-date period net sales were $45.0 million compared to $36.7 million in the prior year period, an increase of $8.3 million or 22.7%. The Graphics business segment had increases over the prior year of $4.6 million or 20.7% while the Web business segment had a net sales increase over the prior year of 25.8% or $3.7 million. The net sales increase in the Graphics business segment is due in large part to the additional sales provided by the P&G supply agreement. In addition, the Graphics segment has added several new customers and has additional growth from existing customers in the lenticular printing and paperboard packaging business. The net sales increase in the Web business segment is due to several new customers in the flexible packaging market as well as growth in the label market from existing customers with whom the Company has long-term agreements.

Sales at both of the Company's business segments are attributable to the addition of several new customers as well as growth from existing customers with which the Company has long-term or continuing agreements. The Company believes that relatively larger orders and customers, especially in the context of continuing agreements, tend to be more advantageous to it than smaller ones. However, the Company cannot assure the levels of its sales under its long-term production and supply agreements since these agreements do not guarantee a minimum sales volume. This strategy also increases the Company's dependence on these larger customers. In addition, since the Company has no proprietary products of its own, the Company is highly dependent on the sales and marketing efforts of its customers, which are outside of the Company's control.

Total sales, both non-contractual and under the Company's long-term supply agreement with IMP were $3.3 million or 15.2% of net sales for the second quarter of fiscal 2006 and $7.0 million or 15.5% of net sales for the year-to-date period. During fiscal 2005, total sales to IMP were $4.0 million or 20.3% of net sales for the second quarter and $7.5 million or 20.5% of net sales for the year-to-date period. Net sales under the IMP long-term supply agreement are included in the Graphics business segment. Net sales to IMP are net of any rebates and performance bonuses due under the arrangement. The Company cannot assure that this level of sales will continue in the future, especially because the level of the Company's sales to IMP are highly dependent upon sales and marketing efforts of IMP, which are outside of the Company's control.

Sales under the P&G agreement are included in the Company's Graphics business segment and have been below P&G's original projections. Future revenues under this agreement are not guaranteed and are subject to many factors including consumer acceptance and demand in the market place. Based upon results to date and current forecasts, the Company believes that sales under this two-year agreement will likely be less than the original customer projections of $18 to $20 million. The Company's arrangements with P&G include a requirement that P&G reimburse the Company for various equipment-related expenses in the event that sales are below specified amounts. However, those equipment related payments, if any, will not be determined until the end of the contract, and may be subject to negotiation and dispute between the parties.

The Company also has a master long-term supply agreement with a direct mail franchisor providing a preferred arrangement for that entity's franchisees. These franchisees order independently under this agreement. Sales to any franchisee do not necessarily depend upon sales to the other franchisees; however, in the event of the termination of the master agreement with the franchisor, sales to the franchisees would likely be substantially negatively affected. While no single account represents 10% or more of the Company's net sales, sales to an increasing number of franchisees, now over 70 franchises, accounts for approximately 19.2% of the Company's second quarter net sales and approximately 15.7% of the Company's year-to-date net sales. These sales are included in the Company's Graphics business segment.

The gross profit margin for the second quarter was 19.0% of net sales and for the year-to-date period was 19.9% of net sales. Despite competitive pressures, negative trends in raw material prices, increases in energy, freight and fuel surcharges, the Company has maintained gross margins similar to those of last fiscal year although those factors and the effects of the particular product mix during the quarter resulted in gross margins for the second quarter of fiscal 2006 which were less than in the first quarter of fiscal 2006. In many cases, although not all, the Company has been able to pass along these increases. The inability to recover these costs and future increases due to contractual limitations, competitive pressures, and / or other factors will negatively impact gross margins in the future. Gross margins can vary from period-to-period based on the product sales mix being produced. The Company custom produces products based on each customer's specific needs, and some products can generate a substantially different profitability level than other products. The same sales level in two different periods can produce two substantially different profitability levels, depending upon the nature of the products being produced. Since many customers purchase the Company's services under cancelable purchase orders rather than long-term supply agreements, there is no guarantee that the product mix experienced during the current period will be indicative of future periods.

The Company had gains of approximately $0.2 million during the second quarter and year-to-date period of fiscal 2006 related to the sale of production-related equipment and the unused production facility located in Troy, Ohio. During fiscal 2005, the Company had gains of approximately $0.1 million during the second quarter and approximately $0.2 during the year-to-date period. These gains are included in the Company's gross profit margin for the quarter and year-to-date periods.

The Company has made considerable investments in equipment to secure long-term production agreements during fiscal 2006. These investments will not only secure the production and supply agreements, but are expected to help production by improving operating efficiencies and employee utilization as the agreements mature. Gross profit margins could negatively be affected by capital equipment investments in the event that utilization does not reach expected levels.

During fiscal 2005, the Company recovered a previously written-off bad debt. The proceeds totaling $1.2 million were taken into pre-tax income in the second quarter of fiscal 2005. There was no recovery of a prior period bad debt during the first six months of fiscal 2006 and none is expected during the remainder of fiscal 2006.

Selling, general and administrative expenses have decreased over the prior periods as a percentage of net sales for both the quarter and year-to-date periods. Sales and marketing costs have remained about the same as the prior year. However, the Company is focusing on its sales and marketing strategies to differentiate itself in the marketplace as a supplier of choice to select customers, while continuing to provide high quality products and a complete supply chain management solutions for its customers. With the increased sales over the prior year-to-date period, wage and commission expense has increased over the prior year. The Company has also experienced increases in sales, support and servicing personnel as it invests resources in a new digital printing technology without the benefit of significant sales. The Company has experienced increases in travel related expenses, director's fees, recruiting fees, and professional services related to its technical services staff.

The Company incurred higher interest expenses over the comparable prior year quarter and year-to-date periods. This is due to increased use of the Company's revolving credit agreement as well as its long-term debt, which the Company used to fund capital investments in machinery and equipment as well as to fund its working capital needs.

During the second quarter and year-to-date period of fiscal 2006 the Company had borrowings on its revolving credit facility ranging from $0.7 million to $3.3 million at a weighted average interest rate of 6.7% for the quarter and 6.5% during the six month period. The Company entered into a long-term debt agreement during August 2004 at an average rate of 6.5% for the year-to-date period.

Earnings before income taxes were $1.1 million during the second quarter of fiscal 2006 compared to $2.1 million during the second quarter of fiscal 2005. Earnings before income taxes were $3.1 million for the year-to-date period of fiscal 2006 compared to $3.2 million during the year-to-date period of fiscal 2005. Included in the fiscal 2005 quarter and year-to-date periods is the Company's recovery of bad debt of $1.2 million.

Income taxes are being accrued at the expected annual rate of 40%, although quarter-to-quarter fluctuations may occur.

Net earnings for the second quarter of fiscal 2006 were $0.6 million compared to $1.3 million during the second quarter of fiscal 2005. Net earnings for the year-to-date period were $1.9 million during fiscal 2006 compared to $2.0 million during the year-to-date period during fiscal 2005. Included in the fiscal 2005 quarter and year-to-date periods is the Company's after tax recovery of bad debt of $0.7 million.

Earnings per share during for the second quarter of fiscal 2006 were $0.19 per basic common share and $0.18 per diluted common share compared to $0.38 for the second quarter of fiscal 2005 per basic common share and $0.37 per diluted common share. Earnings per share for the year-to-date period of fiscal 2006 were $0.55 per basic common share and $0.53 per diluted common shared compared to $0.59 for the year-to-date period of fiscal 2005 per basic common share and $0.58 per diluted common share. Earnings per share for the second quarter and year-to-date period of fiscal 2005 include $0.21 per diluted common share related to the recovery of a previously written off bad debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was approximately $1.1 million for the first six months of fiscal 2006 compared to $3.1 million during the first six months of fiscal 2005. Earnings during fiscal 2006 generated approximately $1.9 million compared to $2.0 million during fiscal 2005. During fiscal 2005, the Company received approximately $1.2 million for the recovery of a previously written off bad debt. During fiscal 2006, the Company reduced its inventory levels by approximately $0.5 million or 4.7%. Raw materials increased by approximately $0.4 million while finished goods decreased by approximately $.9 million. The increase in raw materials is primarily due to the timing of orders and inventory receipts for a large flexible packaging project at the Company's Web facility. The finished goods decrease is primarily due to increased shipments of finished goods as customers increase shipments over the peak selling season, and a decrease in customer's levels of managed inventory at the Company's Web facility. As a result of the increased sales of 22.7%, accounts and notes receivables have increased approximately $2.4 million or 22.7%.

The Company used a net of $1.1 million in investing activities during the first six months of fiscal 2006 compared to $1.2 million during the first six months of fiscal 2005. The Company invested approximately $2.0 million in the first six months of fiscal 2006 to acquire and upgrade existing machinery and equipment compared to $1.7 million during the first six months of fiscal 2005. The Company expects that it will invest another $6.0 million during the remainder of fiscal 2006 to provide capital equipment to support new supply chain relationships as well as acquire and upgrade existing machinery and equipment. The Company expects to finance these expenditure through funds obtained from operations plus its credit facility and possible leasing opportunities. The Company generated proceeds from the sale of assets and equipment, including the Troy, Ohio facility of approximately $1.0 million during fiscal 2006 compared to proceeds of $0.4 million during fiscal 2005. The Company has approximately $5.7 million in minimum lease payments under existing operating leases as of November 26, 2005; the majority of which are for production related machinery and equipment. The Company expects its annual minimum operating lease payments to be approximately $2.2 million during the next twelve months.

Financing activities used approximately $1.0 million during fiscal 2006 compared to $0.1 million during fiscal 2005. During fiscal 2005, the Company entered into a term loan agreement for $4.0 million. The Company made quarterly installment payments on its term loan agreement totaling $0.6 million during fiscal 2006 compared to $0.3 million during fiscal 2005 and has $2.6 million outstanding on its term loan agreement as of November 26, 2005. The Company has $1.5 million due in the next twelve months in scheduled principal installment payments on the term loan of $0.4 million each. As of January 10, 2006, the Company has $2.3 million outstanding on its term loan agreement. The Company paid increased dividends to shareholders in fiscal 2006 totaling $0.4 million compared to $0.3 million fiscal 2005. During fiscal 2006, the Company used its revolving credit facility to finance its increased working capital needs to build and purchase inventory under its long-term supply agreements as well as invest in capital equipment. As of November 26, 2005, the Company had $2.1 million outstanding on its revolving credit facility. As of January 10, 2006, the Company had $6.0 million outstanding on its revolving credit facility.

The Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share outstanding on December 21, 2005. The dividend is payable on January 19, 2006 to shareholders of record on January 12, 2006. Based on the outstanding shares, the payment is expected to be approximately $0.2 million. A continuation of dividends at this level, or any level, would require similar resources in future periods.

The Company maintains a credit facility with a bank that provides for a maximum credit commitment of $16.0 million, which was increased from $15.0 million in August 2004. Of that amount, $4.0 million was in the form of a term loan. The remainder is a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the interest based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is subject to an unused line fee of .50% to maintain its credit facility. The facility extends to June 2007. As a part of the amended financing agreement, the Company paid a transaction fee of $0.1 million; this is being amortized over the life of the loan agreement. As of November 26, 2005, the Company had $2.1 million outstanding on its revolving credit line at a weighted average interest rate of 6.5% and had borrowings ranging from $.7 million to $3.3 million; the weighted average interest rate during fiscal 2005 was 4.25%. At January 10, 2006, the Company has $6.0 million outstanding and $6.0 million available on its revolving credit facility. The Company had $2.6 million outstanding at November 26, 2005 under the term loan at a weighted average interest rate of 6.5% and was in compliance with all of its loan covenants. Approximately $1.5 million is due in quarterly installment payments on the term debt during the next twelve months. The weighted average rate on the term debt during fiscal 2005 was 5.2%. The Company expects that it will continue to use its revolving credit facility for the foreseeable future. The Company expects that it will have adequate resources with its revolving credit facility and other sources of funds to finance future working capital needs related to start-up projects and investments in capital equipment for at least the next twelve months.

The Company regularly reassesses how its various operations complement the Company as a whole and considers strategic decisions to acquire new operations, expand, terminate, or sell certain existing operations. These reviews resulted in various transactions during recent fiscal years and may result in additional transactions during fiscal 2006 and beyond. On July 7, 2004, the Company sold selected assets of its former Paragon Direct division to A.B. Data Ltd. effective June 30, 2004. Through the transaction, A.B. Data acquired certain customer relationships with the customers who do business with Paragon Direct. The Company retained other relationships with the customers who use multiple company services and can continue to make these types of services available to customers directly or through ongoing arrangements with A.B. Data. During fiscal 2005, as part of the consideration for the sale of its former Paragon Direct division, the Company accepted a receivable from the purchase for $0.4 million. The receivable is due in annual installment payments of $87,500. The first installment was received, as scheduled, during the first quarter of fiscal 2006.

The Company completed the sale of its unused Troy, Ohio facility during the second quarter of fiscal 2006. Up until the time of the sale, the Company had accounted for the net book value of the assets as "held for sale" assets under SFAS 144. The land and building was sold for approximately $1.0 million. The Company received cash of approximately $0.9 million and accepted a note for $26,000 plus interest. Interest on the note is due in monthly installments. The principal amount is due in one lump payment at October 1, 2006. The Company recognized a pre-tax gain on the sale of the facility of approximately $0.1 million.

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

     -    The success of our customer's products

     -    Changes in sales or product mix

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

     - The ability to collect in full and in a timely manner, amounts due the Company

     -    Continued availability of bank financing

Additionally, liquidity will be affected by cash needs including:

     - The ability to acquire and maintain appropriate machinery and equipment

     - Start-up costs for significant new client relationships or projects, including working capital needs

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

The Company, like many others, is subject to price increases in its raw materials. During fiscal 2005 and the first six months of fiscal 2006 there have been many such increases, and this trend is expected to continue in the near future. In particular, oil and other energy prices have significantly increased in fiscal 2006, and it is expected that these increases may also affect indirectly, prices for other products, which are purchased by the Company. To the extent that these costs and future costs cannot be passed along to customers, the Company's failure to recover these price increases could have a negative affect on the future profitability of the Company. In some cases, contractual provisions, competitive pressures and other factors can limit the Company's ability to pass along price increases at all or on a timely basis. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials. The raw materials consumed by the Company include paper stocks, inks, and plastic films, all of which are readily available from numerous suppliers. However, depending upon market conditions, such problems could develop in the future.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The supply-chain agreement with IMP and other non-contractual sales to IMP, which is now the Company's largest customer, results in an increased dependence upon sales to IMP. Although significant long-term agreements provide more stability to the Company, they can increase the Company's dependence on specific customers. Additionally, the loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

Many clients purchase the Company's services under cancelable purchase orders rather than long-term supply agreements. While the Company believes that operating without long-term arrangements is consistent with industry practices, it is committed to developing multi-year projects that can add stability to its business. In addition, the Company is not necessarily guaranteed a minimum sales volume under its long-term production and supply agreements. Many factors including contract disputes, performance problems, customer financial difficulties, changes in business strategies, changes in demand for the customer's products and / or future negotiated changes to the agreements could cause actual results to differ. In addition, significant agreements expose the Company to additional risks, which could result from non-performance by the particular customer because of the relative significance of those agreements. Even though the Company is looking to increase the volume of longer term or other continuing contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

The Company is dependent on the success of its' customers products. With any new consumer product introduction, sales volumes are dependent upon the consumer's acceptance of the new product in the marketplace. The Company is dependent upon its customers to develop a consumer product, introduce it into the consumer market, and the customer's creation and execution of a focused sales and marketing plan to increase sales of the product; all of which are outside the Company's control, making sales volumes difficult to predict.

Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some business in which the Company operates, produce lower profit margins than others. A substantial change in the mix of product sales could materially affect profit margins. Because the product mix changes from period to period, gross profit margins can and do vary significantly in those periods, and the profit margin experienced for the current period or recent periods is not necessarily indicative of future profit margins.

The September 11, 2001 terrorist attacks, the U.S. and international response, the fear of additional attacks, the war with Iraq and its aftermath, Hurricanes Katrina and Rita and their paths of destruction, fluctuating energy prices and other factors have substantially affected the United States economy as a whole. Some of these matters, such as the 2001 anthrax mailings, have specifically affected the direct mailing industry in which the Company operates because of their effect on promotional mailings. These events could adversely affect business and operating results in ways that presently cannot be predicted. Technologies such as the Internet will continue to affect the demand for printing services in general, and the continuing increases in postal rates and legislation changes such as the national "do not call" list and "can spam" limitations will likely impact the direct mail business in varying ways.

Management's effectiveness in managing its manufacturing process will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, employee levels, and inventory levels. The Company's ineffectiveness in managing these areas could have an adverse effect on future profitability.

From time to time, the Company has had significant accounts receivable or other amounts due from its customers or other parties. On occasion, certain of these accounts receivable or other amounts due have become unusually large and / or overdue, and the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability and liquidity. The Company's reserves for these items may not be sufficient. Although recent periods have seen growth in the United States economy, the Company remains susceptible to declines in economic conditions. Declining general economic conditions increase the risk for the Company, as many of its clients could negatively be impacted by a depressed economy. As sales to contractual customers become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. Additionally, several customers with contractual arrangements have extended payment terms, although payments have generally been received according to the terms of the arrangement.

The Sarbanes-Oxley Act of 2002 and related SEC actions have substantially increased compliance requirements and costs for publicly held companies. The effects of this increase can be more pronounced on relatively small public companies, like the Company, since compliance costs are not directly related to the size of the company involved. The SEC has recently deferred the application of Section 404 of Sarbanes-Oxley, relating to certification of internal control over financial reporting, for companies that are not "accelerated filers." That deferral means that the Company will not be required to provide such a certification until its annual report on Form 10-K for fiscal 2008. However, in interim periods, the Company will still need to expend substantial resources on preparation for compliance. There can be no assurance that the Company will be able to maintain a system of internal control without material weaknesses or substantial deficiencies or as to the effect of any such weaknesses or deficiencies.

The Company uses complex and specialized equipment to provide its services and manufacture its products; therefore, the Company is dependent upon the functioning of such machinery and its ability to acquire and maintain this equipment. In addition, the Company has acquired specialized machinery related to the IMP, P&G, and other arrangements and may need to acquire specific machinery in order to perform tasks for other customers or types of projects. In certain cases, the cost of the machinery is factored into costs or prices charged to related customers, and in some cases related agreements provide for make-whole payments in the event that specified production levels are not achieved; however, the costs may not be fully recovered, such as in the event that sales to specific customers do not reach anticipated levels or the customer otherwise does not comply with its reimbursement or other obligations. Among other factors, the Company may be affected by equipment malfunctions, the inability to configure machinery on a timely basis, on-going training and operational needs related to the equipment, maintenance requirements and technological or mechanical obsolescence. In addition, larger companies with greater capital resources may have an advantage in financing state-of-the-art equipment.

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

From time to time, the Company may sell or dispose of assets, which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner that is profitable or otherwise acceptable to the Company. In addition, the Company will make investments in assets that it feels are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company will be able to acquire the necessary assets, or that the Company can obtain a reasonable return on the investments.

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

The Company has disclosed information pertaining to these events in its fiscal 2005 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ended November 26, 2005. The Company had no commercial commitments to report as of the latest balance sheet date.

CONTRACTUAL OBLIGATIONS

(in thousands)

                                                Less than
                                       Total      1 year    1 - 3 Years   4 - 5 Years
                                      -------   ---------   -----------   -----------
Revolving credit arrangement          $ 2,100     $    0       $2,100         $ 0
Long-term debt, including interest      2,796      1,598        1,198           0
Capital lease obligations                   0          0            0           0
Operating leases                        5,734      2,246        3,428          60
Unconditional purchase obligations          0          0            0           0
Other long-term obligations                 0          0            0           0
Total contractual cash obligations    $10,630      3,844       $6,726         $60
                                      =======     ======       ======         ===

In addition, at November 26, 2005 the Company had borrowed $2.1 million against its $12.0 million bank revolver agreement and had $2.6 million outstanding on its term loan agreement. The Company is in compliance with its covenants under the related agreement.

Disclosures About Certain Trading Activities That Include Non-Exchange Traded Contracts Accounted For At Fair Value

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

Disclosures About Effects Of Transactions With Related And Certain Other Parties

As previously reported, the Company in prior periods made loans to certain officers and key employees to purchase the common stock of the Company. At November 26, 2005, the Company had loans totaling $274,000. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

As a result of the Sarbanes-Oxley Act enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

Disclosure About Critical Accounting Policies

The Company's accounting policies are disclosed in its fiscal 2005 Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates (which inherently involve judgment and uncertainties) in valuing inventory, accounts and notes receivable, property, plant, and equipment and intangible assets. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and its board of directors.

     Revenue Recognition

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company's price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. The Company also offers certain of its customers the right to return products that do no meet agreed upon standards. The Company continuously monitors and tracks such product returns, and while such returns have historically been minimal, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. In determining sales returns and allowances, the Company looks at historical returns of product as a percentage of net sales and accrues against current sales an estimated allowance for sales returns. Any significant increase in product quality failure rates and the resulting credit returns could have a material adverse impact on the Company's operating results. Certain contractual arrangements provide for an adjustment of sales price when defined conditions are realized. For example, if specialized equipment is kept running at specified levels, a performance bonus may be allowed that increases sales price. Additionally, sales price may be reduced when client sales levels achieve certain volumes. The Company also has contractual arrangements whereby identified fixed costs, overhead and profit are guaranteed regardless of minimum sales volume. The Company recognizes positive adjustments to the sales price when contractual conditions or performance standards are met. The Company recognizes sales price reductions as a charge to revenue when the loss is probable and estimable. Such adjustments to revenue are identified in specific contractual terms and are, therefore, considered to be guaranteed.

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

     Goodwill and Property, Plant and Equipment

Annually, or more frequently if events indicate an impairment is likely, the Company reviews goodwill to assess recoverability based on estimated future results of operations and cash flows at the aggregate business unit level. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value.

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

At November 26, 2005, the Company had $4.7 million outstanding on its credit agreement:

Description        Amount     Maturity
-----------      ----------   --------
Long-term loan   $2,625,000     2007
Revolving loan   $2,100,000     2007

The interest rate on this loan is variable and at November 26, 2005 was at a weighted average interest rate of 6.5%. Assuming the entire amount is outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by approximately $47,250.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of shareholders held on October 19, 2005, the two continuing directors who were management's nominees for re-election were elected to the Board of Directors. In addition, Michael P. Cisler was elected to replace Jane M. Boulware who did not stand for re-election. These directors were re-elected for terms ending in 2008 with the following votes:

Director's Name      Votes For   Authority for Voting Withheld
---------------      ---------   -----------------------------
Harold J. Bergman    2,975,132              213,965
Michael P. Cisler    2,962,882              226,215
Richard C. Fischer   2,953,425              235,672

     The Company's continuing directors, with whose terms expire at the 2006 or 2007 annual meetings, are Joseph J. Baksha, Jeffry H. Collier, James L. Dillon, Pat Richter and A. John Wiley, Jr.

     At the Company's annual meeting of shareholders held on October 19, 2005, the 2005 Stock Incentive Plan was approved. The plan was approved with the following votes:

Votes For   Votes Against   Abstain
---------   -------------   -------
1,363,757      358,457       20,288

     1,446,595 shares were broker non-votes and not voted.

     At the Company's annual meeting of shareholders held on October 19, 2005. The appointment of Virchow Krause, LLP as the Company's internal auditors for fiscal 2006 was ratified. Virchow Krause, LLP was ratified with the following votes:

Votes For   Votes Against   Abstain
---------   -------------   -------
3,092,811       91,745       4,541

ITEM 6. EXHIBITS

(a) Exhibits.

10.1   Form of Option Grant for Officers and Employees

10.2   Form of Option Grant for Non-Employee Directors

10.3   Form of Restricted Stock Award for Officers and Employees

10.4   Form of Restricted Stock Award for Non-Employee Directors

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

                                        OUTLOOK GROUP CORP.
                                        (Registrant)

Dated: January 10, 2006


                                        /s/ Joseph J. Baksha
                                        ----------------------------------------
                                        Joseph J Baksha, President and Chief
                                        Executive Officer


                                        /s/ Paul M. Drewek
                                        ----------------------------------------
                                        Paul M. Drewek, Chief Financial Officer