Form 10-Q
period 2006-02-25
OUTLOOK GROUP CORP
filed 2006-04-11
CIK 867490

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 25, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). (check one)

  Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,395,977 shares of common stock, $.01 par value, were outstanding at April 10, 2006.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                                      INDEX

                                      Page

                                                                        Number
                                                                        ------
PART I. FINANCIAL INFORMATION:

Item 1.    Financial Statements                                           3

              Condensed Consolidated Balance Sheets
                 As of February 25, 2006 and May 31, 2005                 4

              Condensed Consolidated Statements of Operations
                 For the three-month and nine-month periods ended
                 February 25, 2006 and February 26, 2005                  5

              Condensed Consolidated Statements of Cash Flows
                 For the three-month and nine-month periods ended
                 February 25, 2006 and February 26, 2005                  6

              Notes to Condensed Consolidated Financial Statements        7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk     21

Item 4.    Controls and Procedures                                       21

PART II.   OTHER INFORMATION

Item 1A.   Risk Factors                                                  22

Item 6.    Exhibits                                                      22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The condensed consolidated financial statements included herein, have been prepared by the Company and have not been audited. However, the foregoing consolidated statements contain all adjustments (consisting only of normal recurring accruals) that are, in the opinion of Company management, necessary to present fairly the financial position of the Company at February 25, 2006, the results of operations for the three-month and nine-month periods ended February 25, 2006 and February 26, 2005, and cash flows for the nine-month periods ended February 25, 2006 and February 26, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             February 25,    May 31,
                                                                                 2006         2005
                                                                             (Unaudited)    (Audited)
                                                                             ------------   ---------
ASSETS

Current Assets
Cash and cash equivalents                                                    $          1   $     931
Accounts receivable, less allowance for
    doubtful accounts of $319 and $585, respectively                               11,250      10,166
Notes receivable-current portion, less allowance for
    doubtful accounts of $183 and $71, respectively                                   114         261
Inventories                                                                        11,779      11,213
Deferred income taxes                                                                 553         614
Income taxes refundable                                                                61          68
Prepaid lease - current portion                                                       210           -
Other                                                                                 901         724
                                                                             ------------   ---------
Total current assets                                                               24,869      23,977
                                                                             ------------   ---------

Property, plant, and equipment
   Assets held for sale                                                                 -         812
   Land                                                                               309         309
   Building and improvements                                                       10,714      10,653
   Machinery and equipment                                                         44,700      46,535
                                                                             ------------   ---------
                                                                                   55,723      58,309
      Less: accumulated depreciation                                              (28,574)    (33,069)
                                                                             ------------   ---------
                                                                                   27,149      25,240


Notes receivable long-term, less allowance for
   doubtful accounts of $0 and $0, respectively                                       475         263
Prepaid lease - non-current portion                                                   840           -
Other assets                                                                           55          97
Goodwill                                                                              800         800
                                                                             ------------   ---------
Total non-current assets                                                           29,319      26,400
                                                                             ------------   ---------
Total assets                                                                 $     54,188   $  50,377
                                                                             ============   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

Bank revolver loan                                                           $      6,650   $   2,100
Current maturities of long-term debt                                                1,500       1,375
Checks issued in excess of bank balance                                               450           -
Accounts payable                                                                    3,413       4,583
Accrued liabilities:
   Salaries and wages                                                               1,674       2,343
   Other                                                                              863         721
                                                                             ------------   ---------
Total current liabilities                                                          14,550      11,122
                                                                             ------------   ---------

Long-term debt, less current maturities                                               750       1,875
Deferred income taxes                                                               4,274       4,274
                                                                             ------------   ---------
Total non-current liabilities                                                       5,024       6,149
                                                                             ------------   ---------
Commitments and contingencies

Shareholders' Equity
   Cumulative preferred stock                                                           -           -
   Common stock $.01 par values - 15,000,000 shares authorized;
   5,252,882 shares issued and 3,395,977 outstanding  at February 25, 2006             53          52
   Additional paid-in capital                                                      19,298      19,244
   Retained earnings                                                               27,723      26,270
   Treasury stock (1,856,905 shares)                                              (12,186)    (12,186)
   Officers' loans                                                                   (274)       (274)
                                                                             ------------   ---------
Total shareholders' equity                                                         34,614      33,106
                                                                             ------------   ---------
Total liabilities and shareholders' equity                                   $     54,188   $  50,377
                                                                             ============   =========

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        Three-month period ending     Nine-month period ending
                                       ---------------------------   ---------------------------
                                       February 25,   February 26,   February 25,   February 26,
                                           2006           2005           2006           2005
                                       ------------   ------------   ------------   ------------
Net sales                              $     18,411   $     17,147   $     63,426   $     53,828

Cost of goods sold                           15,471         13,436         51,525         42,671
                                       ------------   ------------   ------------   ------------

   Gross profit                               2,940          3,711         11,901         11,157

Recovery of bad debt                              -              -              -         (1,214)

Selling, general and administrative
expenses                                      2,828          2,772          8,549          8,121
                                       ------------   ------------   ------------   ------------

   Operating profit                             112            939          3,352          4,250

   Other income (expense):
   Interest expense                            (132)           (46)          (316)          (152)
   Interest and other income                     27             34             64             50
                                       ------------   ------------   ------------   ------------
   Earnings before income taxes                   7            927          3,100          4,148
           Income tax expense                     3            357          1,240          1,597
                                       ------------   ------------   ------------   ------------
Net earnings                           $          4   $        570   $      1,860   $      2,551
                                       ============   ============   ============   ============

Earnings per common share:
Basic                                  $       0.00   $       0.17   $       0.55   $       0.75
Diluted                                $       0.00   $       0.17   $       0.54   $       0.74

Dividends per common share paid
during period:                         $       0.06   $       0.06   $       0.18   $       0.16

Weighted average number of shares
outstanding:
Basic                                     3,395,860      3,385,477      3,393,125      3,385,477
Diluted                                   3,472,577      3,441,778      3,470,427      3,430,507

The accompanying notes are an integral part of these financial statements.

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Nine-Month Period Ended
                                                                              February 25, 2006   February 26, 2005
                                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                  $           1,860   $           2,551

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

   Depreciation and amortization                                                          2,562               2,489
   Provision for (recovery of) doubtful accounts                                              -              (1,076)
   Gain on sale of property, plant and equipment                                           (234)               (321)
   Restricted stock award                                                                     5                   -

   Change in assets and liabilities, net of effect of disposal of business:
   Accounts and notes receivable                                                         (1,149)                451
   Inventories                                                                             (566)               (656)
   Other assets                                                                          (1,185)                (70)
   Accounts payable                                                                      (1,170)                465
   Accrued liabilities                                                                     (323)                 86
   Income taxes refundable                                                                   68                 695
                                                                              -----------------   -----------------
Net cash (used in) provided by operating activities                                        (132)              4,614
                                                                              -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of business                                                                -                  38
Proceeds from sale of assets                                                                998                 531
Acquisition of property, plant, and equipment                                            (5,235)             (4,616)
                                                                              -----------------   -----------------
Net cash used in investing activities                                                    (4,237)             (4,047)
                                                                              -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in revolving credit arrangement                                   4,550              (1,850)
Repayment of long-term debt                                                              (1,000)               (500)
Proceeds from long-term debt                                                                  -               4,000
Checks issued in excess of balance in bank                                                  450              (1,500)
Debt issuance cost                                                                            -                (120)
Exercise of stock options                                                                    50                   -
Dividends paid to shareholders                                                             (611)               (542)
                                                                              -----------------   -----------------
Net cash provided by (used in) financing activities                                       3,439                (512)
                                                                              -----------------   -----------------
Net change in cash and cash equivalents                                                    (930)                 55
Cash and cash equivalents at beginning of period                                            931                   2
                                                                              -----------------   -----------------
Cash and cash equivalents at end of period                                    $               1   $              57
                                                                              =================   =================

The accompanying notes are an integral part of these financial statements.

CASH PAID DURING THE YEAR:
    (In thousands)
                                                                                    2006                2005
                                                                              -----------------   -----------------
Interest                                                                      $             288   $             152
Income taxes                                                                  $           1,265   $             902

                      OUTLOOK GROUP CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      1.    Net Earnings Per Common Share:

            Basic earnings per common share are computed by dividing net earnings by the weighted average shares outstanding during each period. Diluted earnings per common share is computed similar to basic earnings per common share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period. All options were dilutive for the three-month and nine-month periods ended February 25, 2006 and February 26, 2005.

            The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

                                   Three-Month Period Ended      Nine-Month Period Ended
                                  February 25,   February 26,   February 25,   February 26,
                                      2006          2005            2006            2005
                                  ------------   ------------   ------------   ------------
Weighted average shares
  outstanding - Basic                3,395,860      3,385,477      3,393,125      3,385,477
Effect of dilutive securities -
  Stock options                         76,717         56,301         77,302         45,030
                                  ------------   ------------   ------------   ------------
Weighted average shares
  outstanding - Diluted              3,472,577      3,441,778      3,470,427      3,430,507
                                  ============   ============   ============   ============

      2.    Prepaid Lease:

            As part of securing a new customer relationship, the Company entered into an equipment leasing agreement during the third quarter of fiscal 2006. At February 25, 2006 the Company had pre-paid approximately $1.05 million related to this agreement. Of this amount, $0.2 million is recorded as current and the remaining $0.8 million is recorded as non-current. The Company expects to pay an additional $0.15 million during the fourth quarter related to this agreement. The associated lease expense is being amortized over a period of 5 years and will result in lease expense of approximately $0.2 million per year.


      3.    Inventories:

            Inventories consist of the following (in thousands):

                  February 25, 2006   May 31, 2005
                  -----------------   ------------
Raw materials     $           5,301   $      4,169
Work in process               1,024            892
Finished goods                5,454          6,152
                  -----------------   ------------
                  $          11,779   $     11,213
                  =================   ============

      4.    Revolving Credit Arrangement:

            The Company maintains a credit facility with a bank that provides for a maximum credit commitment of $16.0 million. Of that amount, $12.0 million was in the form of a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the interest based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company is subject to an unused line fee of .50% to maintain its credit facility. The facility extends to June 2007. As of February 25, 2006, the Company had $6.65 million outstanding on its revolving credit line at a weighted average interest rate of 6.9% and had borrowings ranging from $0.7 million to $7.0 million. At April 10, 2006 the Company has $4.7 million outstanding on its revolving credit facility. The Company expects that it will continue to use its revolving credit facility for the foreseeable future.

      5.    Income Taxes:

            The effective income tax rate used to calculate the income tax expense for the quarters ended February 25, 2006 and February 26, 2005 is based on the anticipated income tax rate for the entire fiscal year.

      6.    Stock Option Accounting:

            The Company has elected to account for all stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options or restricted stock is reflected in net earnings. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The expense related to restricted shares granted under the plan was not significant. The effect of utilizing the fair value recognition provisions of SFAS No. 123 and 148 is considered immaterial for disclosure.

      7.    Concentration of Risk:

            A substantial portion of the Company's net sales and accounts receivable are represented by the International Masters Publishing Inc. ("IMP") supply agreement. The sales related to this agreement are within the Graphics business segment. During the first nine months of fiscal 2006, IMP contractual sales accounted for approximately 12% of net sales. In addition, the Company had non-contractual (i.e. not subject to the supply agreement) sales to IMP accounting for an additional 3.0% of net sales during the first nine months of fiscal 2006. During the first nine months of fiscal 2005, IMP contractual sales accounted for approximately 12% of net sales and non-contractual sales accounting for an additional 2.5% of net sales. As of February 25, 2006, IMP contractual sales represented approximately 25% of the Company's accounts receivable balance while non-contractual sales represented an additional 1.6% of the Company's accounts receivable balance. As sales to contractual customers such as IMP become a larger percentage of the Company's sales and receivables, disputes or collection problems would likely affect a larger portion of the Company's sales and/or receivables. The loss of IMP or one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

      8.    Accounting Periods:

            The Company has adopted 13-week quarters; however, the fiscal year-end remains May 31.

      9.    Segment Reporting:

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

            The Company evaluates the performance of its reportable segments based on the net earnings of the respective operations. Summarized financial information at, and for the three-month and nine-month periods ended February 25, 2006 and February 26, 2005 are as follows:

            INCOME STATEMENT DATA:

             Three-Month Period Ended   Three-Month Period Ended
                February 25, 2006         February 26, 2005
                  (in thousands)            (in thousands)
             Net Sales   Net Earnings   Net Sales   Net Earnings
             ---------   ------------   ---------   ------------
Graphics     $   9,822   $       (648)  $   9,239   $        183
Web              8,589            652       7,908            387
             ---------   ------------   ---------   ------------
     Total   $  18,411   $          4   $  17,147   $        570
             =========   ============   =========   ============

             Nine-Month Period Ended    Nine-Month Period Ended
                February 25, 2006         February 26, 2005
                 (in thousands)             (in thousands)
             Net Sales   Net Earnings   Net Sales   Net Earnings
             ---------   ------------   ---------   ------------
Graphics     $  36,660   $        272   $  31,475   $      1,994
Web             26,766          1,588      22,353            557
             ---------   ------------   ---------   ------------
     Total   $  63,426   $      1,860   $  53,828   $      2,551
             =========   ============   =========   ============

            BALANCE SHEET DATA:

               February 25, 2006    May 31, 2005
               -----------------   --------------
                (in thousands)     (in thousands)
Total Assets

Graphics       $          35,478   $       34,525
Web                       18,710           15,852
               -----------------   --------------
     Total     $          54,188   $       50,377
               =================   ==============

     10.    Related Party Transactions:

            As previously reported, the Company made loans in prior years, to certain officers and key employees to purchase the common stock of the Company. At February 25, 2006, the Company had made loans totaling $0.3 million. The loans bear an interest rate of 4.9% and are for five-year terms. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transactions had been with unaffiliated third parties on an arm's length basis, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

            As a result of legislation enacted on July 30, 2002, the Company will no longer make loans to its officers; however, outstanding amounts at that date may continue until paid in accordance with their terms.

      11.   Commitments and Contingencies:

            In the opinion of management, the Company is not a defendant in any legal proceedings other than routine litigation that is not material to its business.

      12.   Sale of Paragon Direct:

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

            The transaction provided for a total purchase price equaling the book value of the assets, which were sold at approximately $0.4 million. Of that amount, approximately $40,000 was paid at closing, and the balance was payable periodically over four years. The first payment was made as scheduled in July 2005. The Company retained, among other assets, accounts receivables, the facility lease and certain customer agreements and software licenses. The Company and A.B. Data have also entered into agreements under which they may sell each other's services for specified commissions, and the Company will make limited payments to A.B. Data if Paragon Direct continuing sales are below specified amounts in the future. This agreement is in effect for four years. The amounts of any payments arising out of this agreement are not determinable at this time, although the contractual maximum exposure is $85,000 annually. A.B. Data has also committed to making Paragon Direct services available to the Company to support its customers.

            The sale was accounted for as a divestiture because title to the assets transferred, A.B. Data will control and manage the assets, the buyer has the financial ability to pay the note, and the contingent purchase price provisions related to sales do not in and of themselves guarantee that A.B. Data will be able to pay the note. In addition, at the time of the sale, annual Paragon Direct revenues exceeded the continuing sales target provided in the purchase agreement.

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

      13.   Recently Issued Accounting Pronouncements:

            During December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, Share-Based Payment ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees." SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first year that begins or after June 15, 2005. The Company expects to adopt this pronouncement on June 1, 2006 and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

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

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement is effective for accounting changes and corrections of errors made after January 1, 2006. SFAS 154 generally requires retrospective application of prior periods' financial statements of a voluntary change in accounting principle. However, this statement does not change the transition provisions of any existing accounting pronouncement, including those that are in a transition phase as of the effective date of SFAS 154.

      14.   Subsequent Events:

            The Company declared a quarterly cash dividend of $0.06 per common share outstanding on March 15, 2006. The dividend is payable on April 20, 2006 to shareholders of record on April 13, 2006. Based on the current number of shares outstanding, the payment will be approximately $0.2 million.

            On March 20, 2006, the Company announced that it had signed a definitive merger agreement with Vista Group Holdings, LLC ("Vista") under which Vista would acquire the Company in a cash transaction for consideration of $13.50 per share. Completion of the proposed transaction is conditioned upon Company shareholder approval, Vista financing and various other customary conditions. Subject to those conditions and other factors, the transaction is expected to be completed in summer 2006.

      15.   Reclassifications:

            Certain reclassifications have been made to the financial statements of the prior period to conform to the February 25, 2006 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents a discussion and analysis of the Company's results and operations during the first nine months of fiscal 2006 and 2005, and its financial condition at February 25, 2006. Statements that are not historical facts, that relate to the Company's future performance, anticipated financial position, or results of operations beyond the first nine months of fiscal 2006 or any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," "Liquidity and Capital Resources," and "Risks and Other Cautionary Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The dollar amounts in the tables in this section are presented in thousands, except for per share amounts or where otherwise indicated.

PENDING TRANSACTION

On March 20, 2006, the Company announced that it had signed a definitive merger agreement with Vista Group Holdings, LLC ("Vista") under which Vista would acquire the Company in a cash transaction for consideration of $13.50 per share. Completion of the proposed transaction is conditioned upon Company shareholder approval, Vista financing and various other customary conditions. Subject to those conditions and other factors, the transaction is expected to be completed in summer 2006.

SUMMARY AND OUTLOOK

The Company's net sales for the third quarter of fiscal 2006 were $18.4 million compared to $17.1 million in the third quarter of fiscal 2005, an increase of $1.3 million or 7.4%. The sales growth over the prior year third quarter is attributable to increases in both the Company's business segments. The Web business segment had a net sales increase of 8.6% or $0.7 million, while the Graphics business segment had a net sales increase of 6.3% or $0.6 million over the prior year quarter.

For the year-to-date period net sales were $63.4 million compared to $53.8 million in the prior year period, an increase of $9.6 million or 17.8%. The Graphics business segment had increases over the prior year of $5.2 million or 16.5% while the Web business segment had a net sales increase over the prior year of $4.4 million or 19.7%.

Net earnings for the third quarter of fiscal 2006 were $4,000 compared to $0.6 million during the third quarter of fiscal 2005. For the year-to-date period net earnings were $1.9 million during fiscal 2006 and $2.5 million during fiscal 2005. Fiscal 2005 results included the recovery of a prior period bad debt of $0.7 million ($1.2 million pre-tax).

Net earnings in the third quarter of fiscal 2006 were substantially affected by start-up costs and manufacturing disruptions related to the installation of two new pieces of equipment, the project mix during the quarter, and expenses relating to the proposed Vista acquisition transaction.

The fourth quarter has begun positively, with strong sales levels and net earnings during March 2006. Based upon this start and customer indications for the balance of the quarter, management currently expects that fourth quarter sales will be strong, but that operating results will be affected by expenses related to the pending Vista merger transaction. However, actual results will be subject to actual customer sales levels, which could vary from indications which have been received from the customers, actual project mix, and other factors discussed in "Risk and Other Cautionary Factors."

RESULTS OF OPERATIONS

The Company's net sales performance for the third quarter and year-to-date periods of fiscal 2006 is summarized in the following chart:

              Quarter 3       % of        Quarter 3       % of        Quarter 3     Quarter 3
Net Sales    Fiscal 2006    Net Sales    Fiscal 2005    Net Sales     $ Change       % Change
             -----------    ---------   ------------   ----------   ------------   ------------
Graphics     $      9,822          53%  $      9,239           54%  $        583            6.3%
Web                 8,589          47%         7,908           46%           681            8.6%
             ------------   ---------   ------------   ----------   ------------
     Total   $     18,411         100%  $     17,147          100%  $      1,264            7.4%
             ============   =========   ============   ==========   ============

             Year-to-date     % of      Year-to-date     % of       Year-to-date   Year-to-date
Net Sales    Fiscal 2006    Net Sales   Fiscal 2005    Net Sales     $ Change        % Change
             ------------   ---------   ------------   ----------   ------------   ------------
Graphics     $     36,660          58%  $     31,475           59%  $      5,185           16.5%
Web                26,766          42%        22,353           41%         4,413           19.7%
             ------------   ---------   ------------   ----------   ------------
     Total   $     63,426         100%  $     53,828          100%  $      9,598           17.8%
             ============   =========   ============   ==========   ============

The Company's net sales for the third quarter of fiscal 2006 were $18.4 million compared to $17.1 million in the third quarter of fiscal 2005, an increase of $1.3 million or 7.4%. The sales growth over the prior year third quarter is attributable to increases in both the Company's business segments. The Web business segment had a net sales increase of 8.6% or $0.7 million, while the Graphics business segment had a net sales increase of 6.3% or $0.6 million over the prior year quarter. The net sales increase in the Graphics business segment was due primarily to the Procter and Gamble Company ("P&G") supply agreement signed in July 2005. Although P&G contributed to the sales growth during both the three-month and nine-month periods, those sales continued to be below the Company's expectations. The net sales increase in the Web business segment is due to growth in the label market and new product lines from existing customers with whom the Company has long-term agreements.

For the year-to-date period net sales were $63.4 million compared to $53.8 million in the prior year period, an increase of $9.6 million or 17.8%. The Graphics business segment had increases over the prior year of $5.2 million or 16.5% while the Web business segment had a net sales increase over the prior year of 19.7% or $4.4 million. The net sales increase in the Graphics business segment is due in large part to the additional sales provided by the P&G supply agreement. In addition, the Graphics segment has added several new customers and has additional growth from existing customers in the lenticular printing and paperboard packaging business. The net sales increase in the Web business segment is due to several new customers in the flexible packaging market as well as growth in the label market from existing customers with whom the Company has long-term agreements.

Sales at both of the Company's business segments are attributable to the addition of several new customers as well as growth from existing customers with which the Company has long-term or continuing agreements. The Company believes that relatively larger orders and customers, especially in the context of continuing agreements, tend to be more advantageous to it than smaller ones. However, the Company cannot assure the levels of its sales under its long-term production and supply agreements since these agreements do not guarantee a minimum sales volume. This strategy also increases the Company's dependence on these larger customers. In addition, since the Company has no proprietary product of its own, the Company is highly dependent upon the sales and marketing efforts of its customers, which are outside of the Company's control.

Total sales, both non-contractual and under the Company's long-term supply agreement with International Masters Publishing Inc. ("IMP"), the Company's largest customer, were $3.3 million or 18.0% of net sales for the third quarter of fiscal 2006 and $9.8 million or 15.4% of net sales for the year-to-date period. During fiscal 2005, total sales to IMP were $7.5 million or 14.0% of net sales for the third quarter and $4.0 million or 23.0% of net sales for the year-to-date period. Net sales under the IMP long-term supply agreement are included in the Graphics business segment. Net sales to IMP are net of any rebates and performance bonuses due under the arrangement.

Sales under the P&G agreement are included in the Company's Graphics business segment and have continued to be below P&G's original projections. Future revenues under this agreement are not guaranteed and are subject to many factors including consumer acceptance and demand in the market place. Based upon results to date and current forecasts, the Company believes that sales under this two-year agreement will likely be significantly less than the original customer projections. The Company's arrangements with P&G include a requirement that P&G make the Company whole for various equipment-related expenses in the event that sales are below specified amounts. The Company believes that the effects of sales below P&G's original projections will be at least partially recovered and the relationship will be profitable. However, those equipment related payments, if any, will not be determined until the end of the agreement, and may be subject to negotiation and dispute between the parties.

The Company also has a master long-term supply agreement with a direct mail franchisor providing a preferred arrangement for that entity's franchisees. These franchisees order independently under this agreement. Sales to any franchisee do not necessarily depend upon sales to the other franchisees; however, in the event of the termination of the master agreement with the franchisor, sales to the franchisees would likely be substantially negatively affected. While no single account represents 10% or more in the Company's net sales, sales to an increasing number of franchisees, now over 70 franchises, accounts for approximately 7.7% of the Company's third quarter sales and approximately 13.4% of the Company's year-to-date net sales. These sales are included in the Company's Graphics business segment.

The gross profit margin for the third quarter was 16.0% of net sales and for the year-to-date period was 18.8% of net sales. During the third quarter of fiscal 2006, the Company incurred start-up costs and manufacturing disruptions related to the installation of two new pieces of collating equipment being used in the Graphics business segment primarily for a new customer relationship. Gross margins for the third quarter of fiscal 2006 were also hurt by negative trends in raw material prices, increases in energy costs, and freight and fuel surcharges and the effects of the particular product mix during the quarter resulted in gross margins for the third quarter which were less than experienced in the prior year. In many cases, although not all, the Company has been able to pass along these increases. The inability to recover these costs and future increases due to contractual limitations, competitive pressures, and / or other factors could negatively impact gross margins in the future. Gross margins can vary from period-to-period based on the product sales mix being produced. The Company custom produces products based on each customer's specific needs, and some products can generate a substantially different profitability level than other products. The same sales level in two different periods can produce two substantially different profitability levels, depending upon the nature of the products being produced. In the third quarter of fiscal 2006, the Company's project mix, particularly in the Graphics segment, trended toward relatively lower-margin projects; also, shipments of a number of higher-margin orders were delayed until the fourth quarter due to the timing of the holiday calendar and are expected to be completed during the fourth quarter. Since many customers purchase the Company's services under cancelable purchase orders there is no guarantee that the product mix experienced during the current period will be indicative of future periods. During the third quarter of fiscal 2005, the Company had a net insurance recovery of $175,000 related to a press fire in a prior period at the Company's Web facility, which contributed to higher gross profit margins during that quarter.

The Company had gains of approximately $0.2 million during the year-to-date period of fiscal 2006 related to the sale of production-related equipment and the unused production facility located in Troy, Ohio. During fiscal 2005, the Company had gains of approximately $0.1 million during the third quarter and approximately $0.3 million during the year-to-date period. These gains are included in the Company's gross profit margin for the quarter and year-to-date periods.

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

During fiscal 2005, the Company recovered a previously written-off bad debt. The proceeds totaling $1.2 million were taken into pre-tax income in the second quarter of fiscal 2005. There was no recovery of a prior period bad debt during the first nine months of fiscal 2006 and none is expected during the remainder of fiscal 2006.

Selling, general and administrative expenses have decreased over the prior periods as a percentage of net sales for both the quarter and year-to-date periods. Sales and marketing costs have increased over the prior year. However, the Company is focusing on its sales and marketing strategies to differentiate itself in the marketplace as a supplier of choice to select customers, while continuing to provide high quality products and a complete supply chain management solution for its customers. With the increased sales over the prior year-to-date period, wages and related payroll expenses have increased over the prior year. The Company has also experienced increases in sales, support and servicing personnel as it invests resources in a new digital printing technology without the benefit of significant sales. The Company has experienced increases in travel related expenses, director's fees, recruiting fees, and professional services related to the pending Vista merger transaction.

The Company incurred higher interest expenses over the comparable prior year quarter and year-to-date periods. This is due to increased use of the Company's revolving credit agreement as well as its long-term debt, which the Company used to fund capital investments in machinery and equipment as well as to fund its working capital needs. During the third quarter and year-to-date period of fiscal 2006 the Company had borrowings on its revolving credit facility ranging from $0.65 million to $7.0 million at a weighted average interest rate of 7.3% for the quarter and 6.9% during the nine month period. The Company entered into a long-term debt agreement during August 2004 at an average rate of 6.7% for the year-to-date period.

Earnings before income taxes were $7,000 during the third quarter of fiscal 2006 compared to $0.9 million during the third quarter of fiscal 2005. Earnings before income taxes were $3.1 million for the year-to-date period of fiscal 2006 compared to $4.1 million during the year-to-date period of fiscal 2005. Included in the fiscal 2005 year-to-date period is the Company's recovery of bad debt of $1.2 million.

Income taxes are being accrued at the expected annual rate of 40%, although quarter-to-quarter fluctuations may occur.

Net earnings for the third quarter of fiscal 2006 were $4,000 compared to $0.6 million during the third quarter of fiscal 2005. Net earnings for the year-to-date period were $1.9 million during fiscal 2006 compared to $2.6 million during the year-to-date period during fiscal 2005. Included in the fiscal 2005 year-to-date period is the Company's after tax recovery of bad debt of $0.7 million.

Earnings per share during for the third quarter of fiscal 2006 were $0.00 per basic common share and $0.00 per diluted common share compared to $0.17 for the third quarter of fiscal 2005 per basic common share and $0.17 per diluted common share. Earnings per share for the year-to-date period of fiscal 2006 were $0.55 per basic common share and $0.54 per diluted common shared compared to $0.75 for the year-to-date period of fiscal 2005 per basic common share and $0.74 per diluted common share. Earnings per share for the year-to-date period of fiscal 2005 include $0.21 per diluted common share related to the recovery of a previously written off bad debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was approximately $0.1 million for the first nine months of fiscal 2006 compared to cash generated by operating activities of approximately $4.6 million during the first nine months of fiscal 2005. Earnings during fiscal 2006 generated approximately $1.9 million compared to $2.6 million during fiscal 2005. During fiscal 2005, the Company received approximately $1.2 million for the recovery of a previously written off bad debt. During fiscal 2006, the Company increased its inventory levels by approximately $0.6 million or 5%. Raw materials increased by approximately $1.1 million while work in process and finished goods decreased by approximately $0.7 million. The increase in raw materials is primarily due to the timing of orders and inventory receipts in anticipation of fourth quarter forecasted production at the Company's Web facility. The finished goods decrease is primarily due to a decrease in customer's levels of managed inventory at the Company's Web facility. In addition, as part of a new customer relationship, the Company prepaid $1.05 million related to a new equipment leasing arrangement which will be amortized over a period of 5 years. As part of the same relationship, the Company advanced the new customer $0.3 million and subsequently recorded a non-current note receivable. The Company expects that the advance will be re-paid at the end of the contract period.

The Company used a net of $4.2 million in investing activities during the first nine months of fiscal 2006 compared to $4.0 million during the first nine months of fiscal 2005. The Company invested approximately $5.2 million in the first nine months of fiscal 2006 to acquire and upgrade existing machinery and equipment compared to $4.6 million during the first nine months of fiscal 2005. The Company expects that it will invest another $2.0 million during the remainder of fiscal 2006 to provide capital equipment to support new supply chain relationships as well as acquire and upgrade existing machinery and equipment. The Company expects to finance these expenditures through funds obtained from operations plus its credit facility and possible leasing opportunities. The Company generated proceeds from the sale of assets and equipment, including the Troy, Ohio facility, of approximately $1.0 million during fiscal 2006 compared to proceeds of $0.5 million during fiscal 2005. The Company has approximately $5.2 million in minimum lease payments under existing operating leases as of February 25, 2006, the majority of which are for production related machinery and equipment. The Company expects its annual minimum operating lease payments to be approximately $2.1 million during the next twelve months.

Financing activities generated approximately $3.4 million during fiscal 2006 compared to $0.5 million during fiscal 2005. During fiscal 2005, the Company entered into a term loan agreement for $4.0 million. The Company made quarterly installment payments on its term loan agreement totaling $1.0 million during fiscal 2006 compared to $0.5 million during fiscal 2005 and has $2.25 million outstanding on its term loan agreement as of February 25, 2006. The Company has $1.5 million due in the next twelve months in scheduled principal installment payments on the term loan of $0.4 million each. As of April 10, 2006, the Company has $1.875 million outstanding on its term loan agreement. The Company paid increased dividends to shareholders in the first three quarters of fiscal 2006 totaling $611,000 compared to $542,000 in fiscal 2005. During fiscal 2006, the Company used its revolving credit facility to finance its increased working capital needs to build and purchase inventory under its long-term supply agreements as well as invest in capital equipment. As of February 25, 2006, the Company had $6.65 million outstanding on its revolving credit facility. As of April 10, 2006, the Company had $4.7 million outstanding on its revolving credit facility.

The Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share outstanding on March 15, 2006. The dividend is payable on April 20, 2006 to shareholders of record on April 13, 2006. Based on the outstanding shares, the payment is expected to be approximately $0.2 million. A continuation of dividends at this level, or any level, would require similar resources in future periods.

The Company maintains a credit facility with a bank that provides for a maximum credit commitment of $16.0 million, which was increased from $15.0 million in August 2004. Of that amount, $4.0 million was in the form of a term loan. The remainder is a revolving credit facility. Interest on the balance of any debt outstanding can vary with the Company's selection to have the interest based upon margins over the bank determined preference or an IBOR rate. The Company's actual rate is dependent upon the Company's performance against a specific ratio as measured against a predetermined performance chart. The Company's failure to meet specified performance measures could adversely affect the Company's ability to acquire future capital to meet its needs. The Company is subject to an unused line fee of .50% to maintain its credit facility. The facility extends to June 2007. As a part of the amended financing agreement, the Company paid a transaction fee of $0.1 million; this is being amortized over the life of the loan agreement. As of February 25, 2006, the Company had $6.65 million outstanding on its revolving credit line at a weighted average interest rate of 6.9% and had borrowings ranging from $.7 million to $7.0 million; the weighted average interest rate during fiscal 2005 was 4.25%. At April 10, 2006 the Company has $4.7 million outstanding on its revolving credit facility. The Company had $2.25 million outstanding at February 25, 2006 under the term loan at a weighted average interest rate of 6.7% and was in compliance with all of its loan covenants. Approximately $1.5 million is due in quarterly installment payments on the term debt during the next twelve months. The weighted average rate on the term debt during fiscal 2005 was 5.2%. The Company expects that it will continue to use its revolving credit facility for the foreseeable future. The Company expects that it will have adequate resources with its revolving credit facility and other sources of funds to finance future working capital needs related to start-up projects and investments in capital equipment for at least the next twelve months.

As part of securing a new customer relationship, the Company entered into an equipment leasing agreement during the third quarter of fiscal 2006. At February 25, 2006 the Company had pre-paid approximately $1.05 million related to this agreement. Of this amount, $0.2 million is recorded as current and the remaining $0.8 million is recorded as non-current. The Company expects to pay an additional $0.15 million during the fourth quarter related to this agreement. The associated lease expense is being amortized over a period of 5 years and will result in lease expense of approximately $0.2 million per year. As part of the same relationship, the Company advanced the new customer $0.3 million and subsequently recorded a non-current note receivable. The Company expects that the advance will be re-paid at the end of the contract period.

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

      -     Management's effectiveness in managing the manufacturing process

      - The ability to collect in full and in a timely manner, amounts due the Company

      -     Continued availability of bank financing

Additionally, liquidity will be affected by cash needs including:

      - The ability to acquire, begin operation of, and maintain appropriate machinery and equipment

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

Completion of the Vista merger transaction discussed in this report is subject to a number of conditions, including those which are described above. Therefore, as with any such transaction, neither its completion nor timing can be assured.

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

The Company, like many others, is subject to price increases in its raw materials. During fiscal 2005 and the first nine months of fiscal 2006 there have been many such increases, and this trend is expected to continue in the near future. In particular, oil and other energy prices have significantly increased in fiscal 2006, and it is expected that these increases may also affect indirectly, prices for other products, which are purchased by the Company. To the extent that these costs and future costs cannot be passed along to customers, the Company's failure to recover these price increases could have a negative affect on the future profitability of the Company. In some cases, contractual provisions, competitive pressures and other factors can limit the Company's ability to pass along price increases at all or on a timely basis. The Company has not experienced difficulties in obtaining materials for its continuing operations in the past and does not consider itself dependent on any particular supplier for raw materials. The raw materials consumed by the Company include paper stocks, inks, and plastic films, all of which are readily available from numerous suppliers. However, depending upon market conditions, such problems could develop in the future.

Due to the project-oriented nature of the Company's business, the Company's largest clients have historically tended to vary from year to year depending on the number and size of the projects completed for these clients. As with many of the Company's clients, the timing and volume of activities can vary significantly from period to period. There can be no assurance that the volume from any one particular client will continue beyond the current period. The supply-chain agreement with IMP and other non-contractual sales to IMP, which is now the Company's largest customer, results in an increased dependence upon sales to IMP. Similarly, the Company substantially depends upon sales to multiple franchises of a direct mailing franchise. Although significant long-term agreements provide more stability to the Company, they can increase the Company's dependence on specific customers. The loss of one or more other principal clients or a change in the number or character of projects for particular clients could have a material adverse effect on the Company's sales volume and profitability.

Many clients purchase the Company's services under cancelable purchase orders rather than long-term supply agreements. While the Company believes that operating without long-term arrangements is consistent with industry practices, it is committed to developing multi-year projects and / or relationships that can add stability to its business. In addition, the Company is not necessarily guaranteed a minimum sales volume under its long-term production and supply agreements. Many factors including contract disputes, performance problems, customer financial difficulties, changes in business strategies, changes in demand for the customer's products and / or future negotiated changes to the agreements could cause actual results to differ. In addition, significant agreements expose the Company to additional risks, which could result from non-performance by the particular customer because of the relative significance of those agreements. Even though the Company is looking to increase the volume of longer term or other continuing contract work, the Company expects that it will continue to experience significant sales concentration given the relatively large size of projects accepted for certain clients.

The Company is dependent on the success of its customers products. With any new consumer product introduction, sales volumes are dependent upon the consumer's acceptance of the new product in the marketplace. The Company is dependent upon its customers to develop a consumer product, introduce it into the consumer market, and the customer's creation and execution of a focused sales and marketing plan to increase sales of the product; all of which are outside the Company's control, making sales volumes difficult to predict.

Due to the range of services that the Company provides, the product sales mix can produce a range of profit margins. Some business areas in which the Company operates, produce lower profit margins than others. A substantial change in the mix of product sales in a period could materially affect profit margins in that period. Because the product mix changes from period to period, gross profit margins can and do vary significantly in those periods, and the profit margin experienced for the current period or recent periods is not necessarily indicative of future profit margins.

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

      - The resulting diversion of management's attention away from current operations

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

The Company has disclosed information pertaining to these events in its fiscal 2005 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC for the period ended February 25, 2006. The Company had no commercial commitments to report as of the latest balance sheet date.

CONTRACTUAL OBLIGATIONS
(in thousands)

                                                  Less than
                                        Total      1 year     1 - 3 Years   4 - 5 Years
                                      ---------   ---------   -----------   -----------
Revolving credit arrangement          $   6,650   $       0   $     6,650   $         0
Long-term debt, including interest        2,401       1,601           800             0
Capital lease obligations                     0           0             0             0
Operating leases                          5,229       2,081         3,114            34
Unconditional  purchase obligations           0           0             0             0
Other long-term obligations                   0           0             0             0
Total contractual cash obligations    $  14,280   $   3,682   $    10,564   $        34
                                      =========   =========   ===========   ===========

At February 25, 2006 the Company had borrowed $6.65 million against its $12.0 million bank revolver agreement and had $2.3 million outstanding on its term loan agreement. The Company is in compliance with its covenants under the related agreement.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

As previously reported, the Company in prior periods made loans to certain officers and key employees to purchase the common stock of the Company. At February 25, 2006, the Company had loans totaling $0.3 million. The loans bear an interest rate of 4.9% and are for a five-year term. It is the Company's policy that all material transactions between the Company, its officers, directors or principal shareholders, or affiliates of any of them, shall be on terms no less favorable to the Company than those which could have been obtained if the transaction had been with unaffiliated third parties on an arm's length, and such transactions are approved by a majority of the members of the Audit Committee of the Board of Directors, or a majority of the directors who are independent and not financially interested in the transactions.

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

At February 25, 2006, the Company had $8.9 million outstanding on its credit agreement:

Description        Amount      Maturity
                 -----------   --------
Long-term loan   $ 2,250,000    2007
Revolving loan   $ 6,650,000    2007

The interest rate on this loan is variable and at February 25, 2006 was at a weighted average interest rate of 6.7%. Assuming the entire amount is outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by approximately $89,000.

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

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

This item is not yet applicable to the Company. However, see "Risk and Other Cautionary Factors" in Part I, Item 2 of this report.

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

                               OUTLOOK GROUP CORP.
                                  (Registrant)

Dated: April 10, 2006

                        /s/ Joseph J. Baksha
                        ------------------------------------------------------
                        Joseph J Baksha, President and Chief Executive Officer

                        /s/ Paul M. Drewek
                        ------------------------------------------------------
                               Paul M. Drewek, Chief Financial Officer